Form 10KSB
period 1995-10-31
INFORMEDICS INC
filed 1996-01-29
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                                                   WASHINGTON, DC   20549

                                               FORM 10-KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the fiscal year ended: October 31, 1995


                                                    OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:                 No. 2-86360

                                            INFORMEDICS, INC.
                              (Name of small business issuer in its charter)

         Oregon                                93-0750571
(State of incorporation)         (I.R.S. Employer Identification No.)

                                 4000 Kruse Way Place, Bldg 3, Suite 210,
                                 Lake Oswego, OR  97035
                                 (Address of principal executive offices)

                                Issuer's telephone number: (503) 697-3000

         Securities registered pursuant to Section 12(b) of the Act:
                   None

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained to the best of issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB [   ]

State the issuer's revenues for its most recent fiscal year:  $5,151,547

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 29, 1995: $3,520,634, based on the average bid and asked prices.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,643,622 shares of $0.01 par value common stock at December 29, 1995.



                                   DOCUMENTS INCORPORATED BY REFERENCE

Parts of the issuer's Annual Report to Shareholders for the year ended October 31, 1995 are incorporated by reference into Parts I, II and III of this Report. Parts of the issuer's definitive Proxy Statement for the 1996 annual meeting of shareholders to be held on March 15, 1996 are incorporated by reference into Part III of this Report.


Transitional Small Business Disclosure Format   (Check One):
     Yes           No  X

                                                  TABLE OF CONTENTS



Part I

(Portions of Item 1 and Item 2 are incorporated herein by reference from the Company's 1995 Annual Report to Shareholders)

Item 1     Business ..............................................3
Item 2.    Properties ............................................6
Item 3.    Legal Proceedings .....................................6
Item 4.    Submission of Matters to a Vote of Security Holders ...6


Part II

(Item 5, Item 6 and Item 7 are incorporated herein by reference from the Company's 1995 Annual Report to Shareholders)

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..................7


Part III

Items 9, 10 and 11 are incorporated herein by reference from the Company's definitive Proxy Statement for its 1996 annual meeting of shareholders.)

Item 12.     Certain Relationships and Related Transactions.......8


Part IV

Item 13.     Exhibits and Reports on Form 8-K ....................9

Signatures.......................................................11










Informedics, ClinicManager, LifeLine and StarPath are trademarks of Informedics, Inc.

                                                       PART I

Parts of Items 1 and 2 are incorporated herein by reference from the Company's 1995 Annual Report to Shareholders, as indicated below. Except for the portions of the Annual Report to Shareholders that are incorporated into this Form 10-KSB, the Annual Report is not to be deemed filed as part of this Form 10-KSB.

ITEM 1 - BUSINESS

GENERAL

Informedics, Inc., formerly Western Star, Inc. (the "Company"), was organized under the laws of the State of Oregon on December 21, 1979.

The Company develops and markets a line of computer software applications designed for use in the health care field. The computer systems typically consist of computers, peripheral hardware (such as disk drives and printers), local area network (LAN) hardware and software, and the Company's proprietary software applications.

From 1986 until 1989, the Company focused all of its development and marketing efforts on a line of proprietary blood bank data management systems. In September 1989, the Company purchased a line of pathology data management systems. The blood bank and pathology data management systems are compatible in a number of ways. Both systems are marketable through the same distribution channels to health care providers, both are written in the same computer programming language, and both operate on the same type of computer systems.

In October 1993, the Company purchased a physician practice management system and a laboratory test request and reporting system. The physician practice management system is currently marketed in the Pacific Northwest. The laboratory test request and reporting system is licensed exclusively to Corning Clinical Laboratories, Inc., a major independent reference laboratory company.

In the fourth quarter of 1995, the Company completed the development and pilot phase of the application software for the Oregon Medical Electronic Network
(OMEN)  project,  which is being offered only by the Oregon Medical  Association
(OMA). The OMEN project is being marketed by the OMA for participation by Oregon physicians, laboratories, pharmacies, insurance carriers and other health care providers within the State of Oregon.

In addition to the sales of the Company's numerous product lines, the Company performs ongoing support and maintenance and programming service for its customers. After the initial installation of a system and related customer training, the Company provides software support, furnishes customers with upgrades of software and hardware and maintains hardware for customers who purchase such services.

The computer hardware marketed by the Company are IBM-compatible micro-computer products, running on either Windows, MS-DOS or UNIX operating systems. The Company has been a dealer for numerous hardware manufacturers and presently focuses its hardware marketing efforts on products manufactured by Compaq, Novell, Inc., Precision Computer Systems, Inc., Hewlett Packard and Epson Pacific.

DESCRIPTION OF THE COMPANY'S PRODUCTS

The Company's application software for OMEN is designed to improve the operational efficiency of physician offices by providing the electronic means to determine the patient's health plan eligibility and coverage, to seek treatment authorizations from primary care physicians and health plans and to generate a referral for services between the primary care and specialist physicians.

The Company's physician practice management system, called ClinicManager, is designed to support physician office functions, increase staff efficiency and provide detailed clinical information. ClinicManager can meet the needs of a wide range of clinics, from a sole practitioner with one office, to a large multi-specialty clinic with several physician offices. The system provides full functionality in accounts receivable, billing and insurance processing, electronic billing, insurance reimbursement and analysis, patient scheduling, resource management and accounts payable.

The blood bank data management systems, called LifeLine, are modular, yet fully integrated, software systems which have been designed for the modern blood bank and hospital transfusion service to monitor donor records, unit inventory, and patient test and transfusion history. There are three primary applications of the LifeLine system. The first application supports the needs of the community blood bank whose activities include drawing and managing blood donors as well as testing, processing and distributing blood products. The second application meets the needs of a hospital transfusion service which does not, as a rule, draw blood from donors. The third application provides the features required by a hospital which draws blood from donors, manages blood product inventory and maintains related patient test and transfusion information.

The pathology data management systems, called StarPath, are modular, yet fully integrated, software systems that are designed to fully automate a pathology department. Each application allows the pathology group to have direct control over the content and arrangement of work lists, labels and reports. There are two primary applications of the StarPath system. The first application automates the record keeping functions of a pathology department in the areas of surgical pathology, cytology and autopsies. The second application is similar to the first application except that it also includes the area of histology.

The laboratory test request and reporting system, developed by the Company for Corning Clinical Laboratories, Inc., is designed to automate the ordering and reporting of lab tests from a physician's office or medical clinic to an independent reference laboratory. The system provides improved accuracy of patient demographics, insurance information and lab test requests, improved efficiency and speed in ordering lab tests, and more timely receipt of lab test results.

DISTRIBUTION OF PRODUCTS

The  Company's  revenue in fiscal 1995  included  sales from all product  lines:
OMEN, ClinicManager, LifeLine, StarPath and the Lab Test Request System. Sales in fiscal 1995 included both direct sales to physician offices, medical clinics, hospitals, medical laboratories and blood bank donor centers, and sales of software to companies which agree to act as resellers of the Company's systems. The Company considers its operations to be in a single industry segment.

In fiscal 1995, the Company recognized revenue from two major customers, HBO and Company and Corning Clinical Laboratories, Inc. representing 20% and 10% of the Company's revenue, respectively. While the loss of either of these customers might initially have a material adverse impact on the Company's operating results, management believes that the effect of such loss would be short term, as the Company would concentrate its marketing resources on other resellers and on direct sales.

COMPETITION

The competition for the ClinicManager system are companies that have similar software packages that run on mini- and micro-computers. Currently there are more companies offering products that compete with the ClinicManager product than with any of the Company's other products.

The competition for LifeLine systems includes companies that market a blood bank system as part of a complete laboratory information system and companies that offer a blood bank system as a stand-alone module.

The competition for the StarPath system includes companies that market a pathology system as part of a complete laboratory information system and companies that offer pathology as a stand-alone module.

One of the ways the Company has tried to minimize the impact of competing products in the marketplace is by licensing the Company's software systems to providers of hospital laboratory information systems to enable them to market the Company's systems, instead of developing their own blood bank and/or pathology systems. The Company has agreements with qualified resellers who use the Company's systems to supplement their existing lines of medical laboratory software. Total revenue recognized from these agreements was $1,144,131 in 1995 and $1,193,024 in 1994.

The Company believes its products have a competitive edge in the marketplace based on price, product sophistication, design, flexibility, and reliability. In addition, with respect to the LifeLine system, the governmental regulation of blood bank computerized systems places a significant barrier to entry for this product.

BACKLOG

At October 31, 1995 and 1994, the backlog of system orders was $347,878 and $283,180, respectively. These amounts represent the unrecognized revenue for customer work in progress, and undelivered hardware and software as of such dates.

Unexpired maintenance service contracts at October 31, 1995 and 1994 were $980,591 and $1,039,325, respectively.

PROTECTION OF PROPRIETARY SOFTWARE

Under existing law, most computer software cannot be patented, and copyright laws provide only limited protection. To protect its proprietary products, the Company relies upon copyright and trade secret laws, internal nondisclosure safeguards, and restrictions on disclosure and transferability incorporated in its software license agreements. However, as with all software, it is possible for users and competitors to wrongfully copy the Company's products. The Company believes that, because of the rapid pace of technological change in the computer industry, patent, copyright and contractual protection is of less practical significance than other factors, such as the knowledge and experience of the Company's management and personnel and their ability to acquire, develop, enhance and market new products.

REGULATORY COMPLIANCE

In 1994, the Food and Drug Administration ("FDA") notified all developers of blood bank software that such software is considered to be a medical device. The FDA required each developer to register as a medical device manufacturer and submit, by March 31, 1995, a pre-market notification (510K) report for its blood bank software. The FDA subsequently extended the deadline for filing the pre-market notification report to March 31, 1996. In fourth quarter 1995, the Company prepared and filed the required pre-market notification (510K) report with the FDA. At the time of the 1994 notice, the Company was already registered as a medical device manufacturer.

In 1995, the FDA notified the Company that prior distributions of certain LifeLine software updates "meets the formal definition of a recall." The Company expects to bring closure to the recall in early 1996, as it recently released LifeLine version 4.2, which addressed all outstanding issues. In 1995, the FDA conducted a routine inspection of the Company's software development and distribution processes. The Company has responded to all of the issues identified in the inspection. The FDA has not yet concluded its review of the Company's responses. The Company believes that none of the issues raised concerns health or safety but rather are focused on manufacturing processes and documentation.

SOFTWARE DEVELOPMENT COSTS

The Company capitalized certain software development costs incurred during fiscal 1995 and 1994 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (see Note 1 to the Company's financial statements, which are incorporated herein by reference from the Company's 1995 Annual Report, Page 11). The Company is presently enhancing all of its software product lines and, in accordance with SFAS No. 86, is capitalizing certain costs associated with new releases. The Company incurred software development costs of $1,377,906 in 1995 and $701,992 in 1994, of which $365,016 and $306,106 were capitalized for 1995 and 1994, respectively.

EXPORT SALES

The Company's export sales for fiscal 1995 and 1994 were $93,814 and $216,445, respectively.

EMPLOYEES

At December 29, 1995, the Company had 67 full-time employees.


ITEM 2 - PROPERTIES

The Company does not own any real property. The Company presently leases office, production and warehouse space in Lake Oswego, Oregon. For additional information about the Company's leases, see the 1995 Annual Report, page 12, "Lease Commitments," which is incorporated herein by reference.


ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                                       PART II

Except for Item 8, the information required by Part II is incorporated herein by reference from the Company's 1995 Annual Report to Shareholders, as indicated below.


ITEM 5 - MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

1995 Annual Report, page 4, "Common Stock and Related Shareholder Information."


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 Annual Report, pages 17 and 18, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7 - FINANCIAL STATEMENTS

Financial Statements

1995 Annual Report, page 5, "Statements of Operations."

1995 Annual Report, pages 6 and 7, "Balance Sheets."

1995 Annual Report, page 8, "Statements of Cash Flows."

1995 Annual Report, page 9, "Statements of Cash Flows -
Supplemental Information."

1995 Annual Report, page 10, "Statements of Stockholders' Equity."

1995 Annual Report, pages 11 through 15, "Notes to Financial Statements."

1995 Annual Report, page 16, "Independent Auditors' Report."


ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                     PART III


Information called for by Items 9, 10 and 11 is incorporated herein by reference from the indicated sections of the Company's definitive Proxy Statement for its 1996 annual meeting of shareholders.



                                                         The Company's
                                                        Proxy Statement
                                                         (Caption of
                                                     Applicable Section)
                                                     -------------------


ITEM  9 -DIRECTORS AND EXECUTIVE                "Election of Directors";
         OFFICERS, PROMOTERS AND CONTROL       "Executive Officers" and
         PERSONS; COMPLIANCE WITH SECTION       "Compliance With Section
         16(a) OF THE EXCHANGE ACT               16(a) of the Securities
                                                   Exchange Act"



ITEM 10 -EXECUTIVE COMPENSATION                 "Executive Compensation"

ITEM 11 -SECURITY OWNERSHIP OF CERTAIN          "Principal Shareholders"
         BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                                       PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

EXHIBIT           DESCRIPTION
3(a)              Restated Articles of Incorporation, as amended (1)

3(b)              Restated Bylaws, as amended (7)

4                 Form of Indemnification Agreement--
                  Directorship and Officership Agreement (2)

10(a)*            Restated 1983 Employees' Stock Option Plan (3)

10(b)*            Restated 1988 Employees' Stock Option Plan, as amended (4)

10(c)             Lease with Beim & James Properties, as amended (5)

10(d)*            Incentive Compensation Plan (5)

10(e) Amendments to Lease with Kruse Way Holdings, Inc. (formerly Beim & James Properties) (8)

11                Computation of Earnings Per Share

13 Portions of 1995 Annual Report to Shareholders, which are incorporated by reference in this Form 10-KSB

20                Definitive Proxy Statement for 1996 Annual Shareholder
                  Meeting (6)

23                Independent Auditors' Consent

27                Financial Data Schedule

*  Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended October 31, 1993.

(2) Incorporated herein by reference from the Company's definitive proxy material filed with the Securities and Exchange Commission on April 28, 1988.

(3) Restated 1983 Employees' stock option plan is incorporated herein by reference from the Company's quarterly report Form 10-Q for the quarter ended April 30, 1988. Amendment to the Plan is incorporated herein by reference from the registration statement, Form S-8 (Reg. No. 33-46474) filed with the Securities and Exchange Commission on March 19, 1992.

(4) Incorporated herein by reference from the Company's definitive proxy material filed with the Securities and Exchange Commission on February 8, 1992.

(5) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended October 31, 1990.

(6) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

(7) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended April 30, 1993.

(8) Incorporated herein by reference from the Company's annual report on Form 10-KSB for the year ended October 31, 1994.


Upon written request to the Chief Financial Officer, Informedics, Inc., 4000 Kruse Way Place, Bldg 3, Suite 210 Lake Oswego, Oregon 97035, the Company will furnish shareholders with a copy of any Exhibit upon payment of $.20 per page, which represents the Company's reasonable expenses in furnishing the Exhibit requested.

(b) Reports on Form 8-K - During the quarter ended October 31, 1995, the Company filed no reports on Form 8-K.

                                ********************************************

                                                       SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INFORMEDICS, INC.


Date:  January 25, 1996            By: /s/ John Tortorici
      ---------------------        ----------------------------
                                    John Tortorici, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  January 25, 1996     By: /s/ John Tortorici
      ---------------------    --------------------------
                               John Tortorici, President,
                               Principal Executive Officer,
                               and Director


Date:   January 25, 1996    By: /s/ Dale E. Connor
       --------------------      --------------------------
                               Dale E. Conner, Vice President
                               & Chief Financial Officer

Date:   January 26, 1996    By: /s/ Richard D. Glaser
       ---------------------    ---------------------------
                               Richard D. Glaser, Ph.D., Director


Date:   January 25, 1996    By: /s/ Charles V. Dexter
       ---------------------    ---------------------------
                               Charles V. Dexter, Senior Vice
                               President, & Director



Date:   January 26, 1996    By: /s/ Ronald G. Witcosky
       --------------------     ---------------------------
                               Ronald G. Witcosky, Director

                                                   EXHIBIT INDEX

Exhibit                                                                   Page

3(a)              Restated Articles of Incorporation, as amended (1)

3(b)              Restated Bylaws, as amended (7)

4                 Form of Indemnification Agreement--
                  Directorship and Officership Agreement (2)

10(a)*            Restated 1983 Employees' Stock Option Plan (3)

10(b)*            Restated 1988 Employees' Stock Option Plan, as amended (4)

10(c)             Lease with Beim & James Properties, as amended (5)

10(d)*            Incentive Compensation Plan (5)

10(e) Amendments to Lease with Kruse Way Holdings, Inc. (formerly Beim & James Properties) (8)

11                Computation of Earnings Per Share

13 Portions of 1995 Annual Report to Shareholders, which are incorporated by reference in this Form 10-KSB

20                Definitive Proxy Statement for 1996 Annual Shareholder
                  Meeting (6)

23                Independent Auditors' Consent

27                Financial Data Schedule

* Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended October 31, 1993.

(2) Incorporated herein by reference from the Company's definitive proxy material filed with the Securities and Exchange Commission on April 28, 1988.

(3) Restated 1983 Employees' stock option plan is incorporated herein by reference from the Company's quarterly report Form 10-Q for the quarter ended April 30, 1988. Amendment to the Plan is incorporated herein by reference from the registration statement, Form S-8 (Reg. No. 33-46474) filed with the Securities and Exchange Commission on March 19, 1992.

(4) Incorporated herein by reference from the Company's definitive proxy material filed with the Securities and Exchange Commission on February 8, 1992.

(5) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended October 31, 1990.

(6) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

(7) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended April 30, 1993.

(8) Incorporated herein by reference from the Company's annual report on Form 10-KSB for the year ended October 31, 1994.