Form 10QSB
period 1996-01-31
INFORMEDICS INC
filed 1996-03-15
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended    January 31, 1996
                                                --------------------


                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934.

       For the transition period from                 to
                                      ---------------    -----------------


                         Commission file number 2-86360


                                INFORMEDICS, INC.
        (Exact name of small business issuer as specified in its charter)

                  Oregon                           93-0750571
          (State of incorporation)      I.R.S. Employer Identification No.)




         4000 Kruse Way Place, Bldg 3, Suite 210, Lake Oswego, OR 97035
           (Address  of  principal  executive offices)

                    Issuer's telephone number: (503) 697-3000

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Informedics, Inc. $.01 par value common stock outstanding as of March 1, 1996: 2,645,099.

                                INFORMEDICS, INC.


                         Part I - Financial Information




          The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended January 31, 1996 are not necessarily indicative of results to be expected for the entire year.

INFORMEDICS,  INC.
------------------
STATEMENTS OF OPERATIONS
------------------------


                                                                     Three Months Ended January 31,
                                                                 ------------------------------------------
                                                                        1996                   1995

                                                                 ------------------------------------------


REVENUE:
Product Sales                                                           $  426,880             $  618,766
Customer Service and Support                                               857,301                841,443
                                                                 -------------------     ------------------

Total Revenue                                                            1,284,181              1,460,209
                                                                 -------------------     ------------------

COSTS AND EXPENSES:
Cost of Products Sold                                                      233,825                176,595
Cost of Customer Service and Support                                       714,205                592,374
Selling & Administrative Expenses                                          634,646                476,642
Depreciation & Amortization                                                 87,198                188,410
                                                                 -------------------     ------------------

Total Costs and Expenses                                                 1,669,874              1,434,021
                                                                 -------------------     ------------------

Operating Income  (Loss)                                                 (385,693)                 26,188
                                                                 -------------------     ------------------

OTHER INCOME (EXPENSE):
Interest Expense                                                               (7)                  (255)
Interest Income                                                              4,104                 12,733
Other Income (Expense)                                                       (214)                    823
                                                                 -------------------     ------------------

Total Other Income                                                           3,883                 13,301
                                                                 -------------------     ------------------

INCOME  (LOSS) BEFORE INCOME TAXES                                       (381,810)                 39,489

INCOME TAX PROVISION                                                     (145,963)                  7,883
(BENEFIT)
                                                                 -------------------     ------------------

NET INCOME (LOSS)                                                     $  (235,847)              $  31,606
                                                                 ===================     ==================

Weighted Average Number of Common
  Shares Outstanding and Common Stock
  Equivalents Outstanding                                                2,643,404              2,836,897
                                                                 ===================     ==================




  EARNINGS (LOSS) PER SHARE                                         $       (0.09)          $        0.01
                                                                 ===================     ==================


 See Note to Financial Statements.

INFORMEDICS, INC.
-----------------
BALANCE SHEETS
--------------



                                                                       January 31,            October 31,
ASSETS                                                                   1996                    1995
                                                                    ----------------       ---------------


CURRENT ASSETS:

Cash                                                                    $  578,624             $  534,260
Accounts Receivable, less allowance
   for doubtful accounts of $ 92,623  in
   1996 and $ 64,623 in 1995                                               877,241                807,984
Inventories                                                                 74,236                 74,272
Prepaid Expenses and Other Current Assets                                   76,946                104,378
Income Taxes Receivable                                                     57,736                 86,823
Deferred Income Taxes                                                      248,834                254,804
                                                                    ----------------       ----------------

Total Current Assets                                                     1,913,617              1,862,521
                                                                    ----------------       ----------------


FIXED ASSETS:

Furniture and Fixtures                                                     135,470                132,830
Machinery and Equipment                                                    648,273                597,175
Automobiles                                                                 29,138                 29,138
Leasehold Improvements                                                      20,142                 20,142
Other Fixed Assets                                                         119,880                118,009
                                                                    ----------------       ----------------
                                                                           952,903                897,294
Less accumulated depreciation and amortization                             628,993                581,259
                                                                    ----------------       ----------------

Total Fixed Assets                                                         323,910                316,035
                                                                    ----------------       ----------------

OTHER ASSETS:

Software Development Costs,
   less accumulated  amortization of $ 458,201 in
   1996 and $ 1,464,073 in 1995                                            666,826                576,433
Purchased Software,
   less accumulated amortization of $ 226,804 in 1996
   and  in 1995                                                                ---                    ---
Covenants Not to Compete,
   less accumulated amortization of $  429,540 in 1996
   and $ 410,249 in 1995                                                    64,505                 83,796
Deferred Income Taxes                                                      406,500                253,907
Other                                                                       41,816                 45,252
                                                                    ----------------       ----------------

Total Other Assets                                                       1,179,647                959,388
                                                                    ----------------       --------------

TOTAL ASSETS                                                          $  3,417,174           $  3,137,944
                                                                    ================       ================

See Note to Financial Statements

INFORMEDICS, INC.
-----------------
BALANCE SHEETS
--------------



                                                                         January 31,               October 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                     1996                      1995
                                                                       ---------------        ---------------


   CURRENT LIABILITIES:

   Accounts Payable and Accrued Expenses:
      Trade Accounts                                                      $  171,470             $  215,354
      Customer Deposits                                                       77,790                 25,923
      Accrued Wages, Payroll Taxes and Employee                              195,940                183,945
         Benefits
      Other Accrued Liabilities                                               17,197                  6,270
   Deferred Revenue                                                        1,648,138              1,163,903
   Current Portion of Long-Term
      Obligations                                                             13,033                 13,033
                                                                       ---------------        ------------------

   Total Current Liabilities                                               2,123,568              1,608,428

   LONG-TERM OBLIGATIONS:

   Deferred Rent                                                              40,186                 43,444
                                                                       ---------------        ---------------

   Total Current Liabilities and
      Long-Term Obligations                                                2,163,754              1,651,872
                                                                       ---------------        ---------------

   STOCKHOLDERS' EQUITY:

   Common Stock, $.01 par value:
      authorized 10,000,000 shares;
      shares outstanding:   2,645,099 in 1996 and 2,642,207                   26,451                 26,422
      in 1995
   Capital in Excess of Par Value                                          1,908,642              1,905,476
   Note Receivable from Stockholder                                         (22,000)               (22,000)
   Accumulated Deficit                                                     (659,673)              (423,826)
                                                                       ---------------        ---------------

   Total Stockholders' Equity                                              1,253,420              1,486,072
                                                                       ---------------        ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                            $  3,417,174           $  3,137,944
                                                                       ===============        ===============


See Note to Financial Statements.

INFORMEDICS, INC.
-----------------
STATEMENTS OF CASH FLOWS
------------------------

                                                                               Three Months Ended January 31,
                                                                       -----------------------------------------
                                                                               1996                   1995
                                                                       -----------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                        $  (235,847)              $  31,606

ADJUSTMENTS TO RECONCILE NET
INCOME (LOSS) TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
 Depreciation and Amortization                                                   87,198                188,410
 Provision for losses on accounts receivable                                     28,000                  5,000
 Deferred Income Taxes                                                        (146,623)               (25,119)
 Tax benefits from stock options exercised                                          650                    ---
 Changes in Assets and Liabilities:
   Accounts Receivable                                                         (97,257)              (230,201)
   Income taxes receivable                                                       29,087               (11,254)
   Inventories                                                                       36               (38,514)
   Prepaid Expenses and Other Current Assets                                     27,432               (15,323)
   Accounts Payable and Accrued Expenses                                         30,905                 65,580
   Income Taxes Payable                                                             ---               (19,744)
   Deferred Revenue                                                             484,235                423,384
   Deferred Rent                                                                (3,258)                 58,832
                                                                       ------------------     ------------------
Net cash provided by operating activities                                       204,558                432,657
                                                                       ------------------     ------------------

INVESTING ACTIVITIES:
 Property additions                                                            (55,609)               (79,487)
 Capitalized software development costs                                       (110,566)               (88,370)
 Other                                                                            3,436                 33,771
                                                                       ------------------     ------------------
 Net cash used for investing activities                                       (162,739)              (134,086)
                                                                       ------------------     ------------------

FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                           2,545                    ---
                                                                       ------------------     ------------------
 Net cash provided by financing activities                                        2,545                    ---
                                                                       ------------------     ------------------

NET INCREASE IN CASH                                                             44,364                298,571

CASH AT BEGINNING OF QUARTER                                                    534,260              1,055,378
                                                                       ------------------     ------------------

CASH AT END OF QUARTER                                                        $ 578,624           $  1,353,949
                                                                       ==================     ==================



INFORMEDICS, INC.
-----------------
STATEMENTS OF CASH FLOWS
------------------------


                                                                    Three Months Ended January 31,
                                                                 --------------------------------------
                                                                   1996                  1995
                                                                 --------------------------------------


Supplemental Disclosures of Cash Flow
 Information:

Cash paid for:
 Interest                                                        $      7              $   255
 Income Taxes  Paid (Received)                                    (29,077)              64,000






See Note to Financial Statements.

INFORMEDICS, INC.
-----------------
NOTE  TO FINANCIAL STATEMENTS
-----------------------------


1.        SIGNIFICANT ACCOUNTING POLICIES

          INDUSTRY SEGMENT
          ----------------

          The Company derives its revenue solely from the sales and servicing of microcomputer software and related hardware.

          INVENTORIES
          -----------

          Inventories are stated at the lower of cost or market. Specific identification is used to determine the costs of hardware and software inventory.

          FIXED ASSETS
          ------------

          Fixed assets are stated at cost, less accumulated depreciation and amortization. The costs of fixed assets are depreciated over the estimated useful lives (two to five years) of the assets using the straight-line method. Leasehold improvements are amortized over the term of the lease (five years).

          CUSTOMER SERVICE AND SUPPORT REVENUE
          -----------------------------------

          Customer service and support revenue represents revenue earned from hardware and software maintenance contracts, training, installation of new systems, and general software support and programming services provided to customers. Under renewable maintenance contracts, the Company provides, for a term of generally not more than one year, essentially all maintenance and repairs resulting from the normal and intended use of its products. Deferred revenue on maintenance contracts is amortized by the straight-line method over the life of the contracts.

          REVENUE RECOGNITION
          -------------------

          Revenue from sales of software and hardware is generally recorded when the product is shipped. Revenue from custom software products, which are marketed to customers primarily under perpetual license arrangements, is recorded at the time the product is installed and accepted by the customer. Revenue from services other than maintenance contracts is recognized as performed.

          INCOME TAXES
          ------------

          Income taxes are accounted for using the methodology established by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and a liability approach to financial accounting and reporting for income taxes.
          Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

INFORMEDICS, INC.
-----------------
NOTE TO FINANCIAL STATEMENTS
----------------------------



          SOFTWARE DEVELOPMENT COSTS
          --------------------------

          Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the three-month periods ended January 31, 1996 and 1995 was $ 20,173 and $100,639, respectively.

          In 1995, the Company changed its practice for estimating the economic life of a software product. For software released for general distribution on or after February 1, 1995, the estimated economic life of the software is two years or the period until a new major release of the software is expected to be distributed, whichever is shorter.

          PURCHASED SOFTWARE
          ------------------

          Purchased software is stated at cost and was amortized on the straight-line method over its estimated useful life. Amortization for the three-month period ended January 31, 1995 was $ 16,630. Purchased software was fully amortized at October 31, 1995.

          COVENANTS NOT TO COMPETE
          ------------------------

          Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for each of the three-month periods ended January 31, 1996 and 1995 was $ 19,291.

          EARNINGS (LOSS) PER SHARE
          -------------------------

          Earnings (loss) per share are computed on the basis of weighted average number of shares outstanding plus common stock equivalents which would arise from the exercise of stock options and warrants. Common stock equivalents are excluded from the calculation of net loss per share for three months ended January 31, 1996, as they are antidilutive.

          CASH AND CASH EQUIVALENTS
          -------------------------

          The Company considers cash on hand, deposits in bank and highly liquid debt instruments purchased with original maturity dates of three months or less, as cash.

          RECLASSIFICATIONS
          -----------------

          Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income.

INFORMEDICS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

HIGHLIGHTS

During the first quarter of 1996, the Company continued to invest in the development of its software products. As a result the Company incurred software development costs of $384,393 for the first quarter of 1996, compared to $274,115 for the first quarter of 1995. Of the total costs incurred, the Company capitalized $110,566 for the first quarter of 1996, compared to $88,370 for the first quarter of 1995. New software products in which the Company invested in 1996 included a Windows version of a managed care system for independent physician associations and a Windows version of the Company's lab test request system. During the first quarter of 1996, the Company also invested in the enhancement of its LifeLine and ClinicManager software products.

A decrease in the number of the Company's laboratory software systems sold resulted in a decrease of $191,886 or 31% in product sales for the first quarter of 1996 when compared to the first quarter of 1995. The Company feels that the number of laboratory systems sold in first quarter 1996 was negatively impacted by the Food & Drug Administration's (FDA) decision to regulate all blood bank software developers. Although the Company was one of the first blood bank software companies to prepare and file a required pre-market notification (510k) report with the FDA, the Company believes that potential customers are waiting to see how blood bank software vendors respond to the additional regulations. The Company feels its prompt filing of the 510k will benefit the Company's sales in future quarters.

During the first quarter of 1996, the Company also increased its investment in the sales and marketing of its products by adding sales and marketing staff. The costs associated with the additional staff contributed to the increase in selling and administrative costs, from $476,642 for first quarter 1995 to $634,646 for first quarter 1996.

Lower product sales, and the increased investment in the development of software and in sales and marketing resulted in a net loss of $235,847 or $0.09 per share, in the first quarter 1996, compared to net income of $31,606 or $0.01 per share, in the first quarer 1995.

RESULTS OF OPERATIONS - MATERIAL CHANGES

As stated earlier, the decrease in product sales of $191,886 or 31% in first quarter 1996, compared to first quarter 1995, resulted from a decrease in the number of laboratory systems sold. The number of physician office systems sold was approximately the same in the first quarter of 1996 as in the first quarter of 1995.

 An increase in first quarter 1996 hardware sales, primarily relating to the physician office products, resulted in an increase in the cost of products sold. As a percentage of hardware sales, cost of products sold increased from 80% in first quarter 1995 to 82% in first quarter 1996.

Cost of customer service and support increased by $121,831 or 21% for the first quarter of 1996 when compared to the first quarter of 1995. The increase resulted from an increase in the software development costs that were expensed rather than capitalized and from costs incurred for the first quarter 1996 distribution of an enhanced version of the Company's LifeLine product. The increase in the amount of software development costs that were expensed primarily relates to the development of new software products.

The increase in selling and administrative expenses of $158,004 or 33% for first quarter 1996 primarily resulted from an increase in the sales and marketing staff, as discussed earlier. Additionally, the Company increased its allowance for bad debts and wrote-off some pre-paid royalty fees.


INFORMEDICS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS-CONTINUED


The decrease in depreciation and amortization expense of $101,212 for first quarter 1996 when compared to first quarter 1995, resulted from the 1995 write-down and reduction in economic lives of capitalized and purchased software.

LIQUIDITY - CAPITAL RESOURCES

The Company's financial condition remains strong. The Company's cash position on January 31, 1996 was $578,624, compared to $534,260 on October 31, 1995. An increase in the deferred revenue liability on January 31, 1996 when compared to October 31, 1995, resulted in a negative working capital of $209,951 on January 31, 1996. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on January 31, 1996 was $1,438,187.

Net cash provided by operations of $204,558 was sufficient to cover the net cash used to acquire additional assets and fund the development of the Company's software in the first quarter of 1996.

Capital expenditures for property additions were $55,609 and $79,487 for the first quarter of 1996 and 1995, respectively. Capitalized software development costs were $110,566 and $88,370 for the first quarter 1996 and 1995, respectively. Management expects 1996 expenditures for property additions to be less than 1995 amounts. Management anticipates that capitalized software development costs will be somewhat lower for the remainder of 1996 when compared to 1995. All such expenditures are expected to be funded through cash provided by operations and from the Company's current cash position.

The Company has a $700,000 uncommitted revolving line of credit with the Company's bank. All of the assets of the Company are pledged as security for the line of credit. Terms of the revolving line of credit require the Company to maintain certain financial ratios. As of the date of this Quarterly Report, the Company has not borrowed under the line of credit and has obtained a waiver of its noncompliance for one of the specified financial ratios. The line of credit, which is renewed annually, has been in place since 1992. The line of credit expires April 15, 1996.

                                INFORMEDICS, INC.

                           Part II - Other Information



 Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               4(a) Articles IV, VI and VII of the Restated Articles of Incorporation, as amended (1)

               4(b) Articles 1, 2, 5, 7, 8 and 9 of the Restated Bylaws, as amended (2)

               4(c)   Form  of   Indemnification   Agreement--Directorship   and
                      Officership Agreement (3)


               27   Financial Data Schedule

          (b) Reports on Form 8-K. During the quarter ended January 31, 1996, the Company filed no reports on Form 8-K.



-------------------------------------------------------


         (1) Incorporated by reference to the Company's annual report on Form 10-K for the year ended October 31, 1993.

         (2) Incorporated by reference to the Company's annual report of Form 10-Q for the quarter ended April 30, 1993.

         (3) Incorporated by reference to the Company's definitive proxy material filed with the Securities and Exchange Commission on April 28, 1988.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INFORMEDICS, INC. (Registrant)


Date March 14, 1996                By /s/ John Tortorici
     --------------------------       -----------------------------
                                      John Tortorici
                                      Principal Executive Officer



Date March 14, 1996                By /s/ Dale E. Conner
     --------------------------      ------------------------------
                                     Dale E. Conner, Vice President
                                      and Chief Financial Officer

                                  FORM 10-QSB

                                 Exhibit Index



Exhibit
-------

     27   Financial Data Schedule