Form 10QSB
period 1996-04-30
INFORMEDICS INC
filed 1996-06-13
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended        April 30, 1996
                                                  -------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

               For the transition period from                to
                                               -------------     --------------



                         Commission file number 2-86360

                                INFORMEDICS, INC.
        (Exact name of small business issuer as specified in its charter)

              Oregon                                          93-0750571
     (State of incorporation)              (I.R.S. Employer Identification No.)




         4000 Kruse Way Place, Bldg 3, Suite 210, Lake Oswego, OR 97035
                    (Address of principal executive offices)

                    Issuer's telephone number: (503) 697-3000

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Informedics, Inc. $.01 par value common stock outstanding as of June 3, 1996: 2,645,613.

                                INFORMEDICS, INC.


                         Part I - Financial Information



         The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended April 30, 1996 are not necessarily indicative of results to be expected for the entire year.

INFORMEDICS,  INC.
STATEMENTS OF OPERATIONS

                                                    Three Months Ended                                 Six Months Ended
                                                         April 30,                                       April 30,
                                         -----------------------------------------     ---------------------------------------
                                                1996                1995                      1996               1995

                                         ------------------    -------------------     -------------------   -----------------

REVENUE:
Product Sales                                  $  390,478             $  578,998             $  817,358         $  1,197,764
Customer Service and Support                      894,226                774,322              1,751,527            1,615,765
                                         ------------------    -------------------    -------------------    -----------------

Total Revenue                                   1,284,704              1,353,320              2,568,885            2,813,529
                                         ------------------    -------------------     ------------------    -----------------

COSTS AND EXPENSES:
Cost of Products Sold                             133,416                225,941                367,241              402,536
Cost of Customer Service and Support
                                                  765,852                639,318              1,476,711            1,219,876
Selling & Administrative Expenses                 510,957                541,333              1,148,949            1,029,791
Depreciation & Amortization                       128,159                959,107                215,357            1,147,517
                                         ------------------    -------------------     ------------------    -----------------

Total Costs and Expenses                        1,538,384              2,365,699              3,208,258            3,799,720
                                         ------------------    -------------------     ------------------    -----------------

Operating  Loss                                  (253,680)            (1,012,379)              (639,373)            (986,191)
                                         ------------------    -------------------     ------------------    -----------------

OTHER INCOME (EXPENSE):
Interest Expense                                     ----                  (220)                    (7)                (475)
Interest Income                                     4,561                 12,933                  8,665               25,666
Other Income                                          329                    584                    115                1,407
                                         ------------------    -------------------     ------------------    -----------------

Total Other Income                                  4,890                 13,297                  8,773               26,598
                                         ------------------    -------------------     ------------------    -----------------

LOSS BEFORE INCOME TAXES                         (248,790)              (999,082)              (630,600)            (959,593)

INCOME TAX                                        (94,752)              (393,927)              (240,715)            (386,044)
BENEFIT
                                         ------------------    -------------------     ------------------    -----------------

NET LOSS                                     $   (154,038)           $  (605,155)           $  (389,885)          $ (573,549)
                                         ==================    ===================     ==================    =================

Weighted Average Number of Common
Shares Outstanding and Common Stock
Equivalents Outstanding
                                                2,645,208              2,632,535              2,644,296            2,629,477
                                         ==================    ===================     ==================    =================



NET LOSS PER SHARE                         $       (0.06)        $        (0.23)         $       (0.15)       $       (0.22)
                                         ==================    ===================     ==================    =================


See Note to Financial
Statements.

INFORMEDICS, INC.
BALANCE SHEETS

                                                                      April 30,            October 31,
ASSETS                                                                  1996                 1995
                                                                 -------------------    -------------------

CURRENT ASSETS:

Cash                                                                    $  398,876             $  534,260
Accounts Receivable, less allowance
   for doubtful accounts of $ 48,389  in
   1996 and $ 64,623 in 1995                                               698,201                807,984
Inventories                                                                 36,179                 74,272
Prepaid Expenses and Other Current Assets                                   52,011                104,378
Income Taxes Receivable                                                     57,736                 86,823
Deferred Income Taxes                                                      230,693                254,804
Current Portion of Long-Term Accounts Receivable                            11,928                   ----
                                                                 -------------------    -------------------

Total Current Assets                                                     1,485,624              1,862,521
                                                                 -------------------    -------------------

FIXED ASSETS:

Furniture and Fixtures                                                     135,470                132,830
Machinery and Equipment                                                    646,095                597,175
Automobiles                                                                 29,138                 29,138
Leasehold Improvements                                                      20,142                 20,142
Other Fixed Assets                                                         123,701                118,009
                                                                 -------------------    -------------------
                                                                           954,546                897,294
Less accumulated depreciation and amortization                             677,340                581,259
                                                                 -------------------
                                                                                        -------------------

Total Fixed Assets                                                         277,206                316,035
                                                                 -------------------    -------------------

OTHER ASSETS:

Long-Term Accounts Receivable                                               47,712                   ----
Software Development Costs,
   less accumulated  amortization of $ 518,721 in
   1996 and $ 1,464,073 in 1995                                            631,217                576,433
Purchased Software,
   less accumulated amortization of $ 226,804 in 1996
   and  in 1995                                                                ---                    ---
Covenants Not to Compete,
   less accumulated amortization of $  448,831 in 1996
   and $ 410,249 in 1995                                                    45,214                 83,796
Deferred Income Taxes                                                      519,539                253,907
Other                                                                       41,965                 45,252
                                                                 -------------------    -------------------


Total Other Assets                                                       1,285,647                959,388
                                                                 -------------------    -------------------

TOTAL ASSETS                                                          $  3,048,477           $  3,137,944
                                                                 ===================    ===================

See Note to Financial Statements

INFORMEDICS, INC.
BALANCE SHEETS

                                                                        April 30,             October 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                   1996                   1995
                                                                    ------------------     ------------------

   CURRENT LIABILITIES:


   Accounts Payable and Accrued Expenses:
      Trade Accounts                                                      $  149,983             $  215,354
      Customer Deposits                                                      149,833                 25,923
      Accrued Wages, Payroll Taxes and Employee                              171,029                183,945
         Benefits
      Other Accrued Liabilities                                                5,451                  6,270
   Deferred Revenue                                                        1,422,240              1,163,903
   Current Portion of Deferred Rent                                           10,861                 13,033
                                                                    ------------------     ------------------

   Total Current Liabilities                                               1,909,397              1,608,428


   Deferred Rent                                                              39,100                 43,444
                                                                    ------------------     ------------------


   Total Liabilities                                                       1,948,497              1,651,872
                                                                    ------------------     ------------------

   STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 par value:
      authorized 5,000,000 shares, no shares outstanding                        ---                    ---

   Common Stock, $.01 par value:
      authorized 15,000,000 shares;
      shares outstanding:   2,645,613 in 1996 and 2,642,207                   26,456                 26,422
      in 1995
   Capital in Excess of Par Value                                          1,909,235              1,905,476
   Note Receivable from Stockholder                                          (22,000)               (22,000)
   Accumulated Deficit                                                      (813,711)              (423,826)
                                                                    ------------------     ------------------

   Total Stockholders' Equity                                              1,099,980              1,486,072
                                                                    ------------------     ------------------

   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                            $  3,048,477           $  3,137,944
                                                                    ==================     ==================

See Note to Financial Statements.

INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended April 30,

                                                                       -----------------------------------------
                                                                           1996                   1995
                                                                       -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                 $   (389,885)           $  (573,549)

ADJUSTMENTS TO RECONCILE NET
LOSS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
 Depreciation and Amortization                                                  215,357              1,147,517
 Write off of accounts receivable                                               (16,234)                (4,341)
 Deferred Income Taxes                                                         (241,521)              (333,986)
 Tax benefits from stock options exercised                                          796                    ---
 Changes in Assets and Liabilities:
   Accounts Receivable                                                           66,377               (13,468)
   Income taxes receivable                                                       29,087               (13,621)
   Inventories                                                                   38,093               (32,028)
   Prepaid Expenses and Other Current Assets                                     52,367               (16,959)
   Accounts Payable and Accrued Expenses                                         44,804                110,295
   Income Taxes Payable                                                             ---               (64,693)
   Deferred Revenue                                                             258,337                 71,844
   Deferred Rent                                                                 (6,516)                 55,574
                                                                       ------------------     ------------------
Net cash provided by operating activities                                        51,062                332,585
                                                                       ------------------     ------------------

INVESTING ACTIVITIES:
 Property additions                                                             (57,253)              (125,181)
 Capitalized software development costs                                        (135,477)              (158,087)
 Other                                                                            3,287                 32,847
                                                                       ------------------     ------------------
 Net cash used for investing activities                                        (189,443)              (250,421)
                                                                       ------------------     ------------------


FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                           2,997                 12,382
                                                                       ------------------     ------------------
 Net cash provided by financing activities                                        2,997                 12,382
                                                                       ------------------     ------------------

NET INCREASE (DECREASE) IN CASH                                                (135,384)                 94,546

CASH AT BEGINNING OF PERIOD                                                     534,260              1,055,378
                                                                       ------------------     ------------------

CASH AT END OF PERIOD                                                         $ 398,876           $  1,149,924
                                                                       ==================     ==================


INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS

                                                Six Months Ended April 30,
                                        --------------------------------------
                                                1996             1995
                                        --------------------------------------


Supplemental Disclosures of Cash Flow
 Information:


Cash paid for:
 Interest                                       $      7         $   475

 Income Taxes  Paid (Received)                   (29,077)         87,500






See Note to Financial Statements.

INFORMEDICS, INC.
NOTE TO FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     INDUSTRY SEGMENT

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

     INCOME TAXES

     Income taxes are accounted for using the methodology established by Statement of Financial Accounting Standards (SFAS) No. 109, `Accounting for Income Taxes', which requires an asset and a liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

INFORMEDICS, INC.
NOTE TO FINANCIAL STATEMENTS

     SOFTWARE DEVELOPMENT COSTS

     Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the six month periods ended April 30, 1996 and 1995 was $ 80,693 and $507,977, respectively.

     In the second quarter of 1995, the Company reduced the carrying value of certain software products and shortened the estimated economic life of other software products. The effect of the write-off and the shortening of the estimated economic lives increased the amortization expense by $599,728 in the second quarter of 1995.

     In 1995, the Company changed its practice for estimating the economic life of a software product. For software released for general distribution on or after February 1, 1995, the estimated economic life of the software is two years or the period until a new major release of the software is expected to be distributed, whichever is shorter.

     PURCHASED SOFTWARE

     Purchased software is stated at cost and was amortized on the straight-line method over its estimated useful life. Amortization for the six month period ended April 30, 1995 was $194,020. Purchased software was fully amortized at October 31, 1995.

     In the second quarter of 1995, the Company reduced the estimated economic life of certain software products to coincide with the period remaining before the next major release of each such software product. This shortening of the estimated economic life of the software products increased the amortization expense by $160,759.

     COVENANTS NOT TO COMPETE

     Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for each of the six month periods ended April 30, 1996 and 1995 was $ 38,582.

     NET LOSS PER SHARE

     Net loss per share are computed on the basis of weighted average number of shares outstanding plus common stock equivalents which would arise from the exercise of stock options and warrants. Common stock equivalents are
     excluded  from  the   calculation  of  net  loss  per  share  as  they  are
     antidilutive.

     CASH AND CASH EQUIVALENTS

     The Company considers cash on hand, deposits in bank and highly liquid debt instruments purchased with original maturity dates of three months or less, as cash.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income.

INFORMEDICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

During the second quarter and the first six months of 1996, the Company continued its increased investment in the development of its software products, when compared to 1995. For the second quarter and the first six months of 1996, the Company incurred software development costs of $360,912 and $740,143, respectively, compared to $269,882 and $532,231 for the second quarter and first six months of 1995, respectively. Of the total costs incurred, the Company capitalized $24,911 and $135,477 for the second quarter and first six months of 1996, respectively, compared to $69,717 and $158,087 for the second quarter and first six months of 1995, respectively. New software products in which the Company invested in 1996 included enhanced versions of the Company's products with particular emphasis on the HealthLink Integrated Delivery Systems network.

A decrease in the number of systems sold of the Company's laboratory software products resulted in a decrease of $188,520 or 33% and $380,406 or 32% in product sales for the second quarter and first six months of 1996, respectively, when compared to the same periods in 1995. The Company feels that the number of laboratory systems sold in the first six months of 1996 was negatively impacted by the Food & Drug Administration's (FDA) decision to regulate all blood bank software developers. Although the Company was one of the first blood bank software companies to prepare and file a required pre-market notification (510k) report with the FDA, the Company believes that potential customers are waiting to see how blood bank software vendors respond to the additional regulations. The Company feels its prompt filing of the 510k will benefit the Company's sales in future quarters.

In the second quarter of 1995, the Company reduced the carrying value of certain software products and shortened the estimated economic life of other software products. The write-off and shortening of the estimated economic lives increased amortization expense in the second quarter of 1995 by $760,487, resulting in a large decrease in depreciation and amortization expense for second quarter and the first six months of 1996 when compared to the same periods in 1995.

Lower product sales, and the increased investment in the development of software resulted in a net loss of $154,038 or $0.06 per share and $389,885 or $0.15 per share for the second quarter and first six months of 1996, respectively. The second quarter 1995 write-off and shortening of the estimated economic lives, discussed earlier, resulted in a net loss of $605,155 or $0.23 per share and $573,549 or $0.22 per share, for the second quarter and first six months of 1995, respectively.


RESULTS OF OPERATIONS - MATERIAL CHANGES

As stated earlier, the decrease in product sales of $188,520 or 33% and $380,406 or 32% for the second quarter and first six months of 1996, respectively, when compared to the same periods in 1995, resulted from a decrease in the number of laboratory systems sold. The number of physician office systems sold was higher in the second quarter and first six months of 1996 when compared to the same periods in 1995.

A decrease in hardware sales for the second quarter of 1996, primarily relating to laboratory products, resulted in a decrease in the cost of products sold. As a percentage of hardware sales, cost of products sold decreased from 92% in second quarter 1995 to 84% in second quarter 1996.

Cost of customer service and support increased by $126,534 or 20% and $256,835 or 21% for the second quarter and first six months of 1996, respectively, when compared to the same periods in 1995. The increase resulted from increases in wages and in software development costs that were expensed rather than capitalized. The increase in

INFORMEDICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


wages resulted from an increase in the size of the customer service staff. The increase in the amount of software development costs that were expensed primarily relates to the development of new software products.

The increase in selling and administrative expenses of $119,158 or 12% for the first six months of 1996, primarily resulted from an increase in the sales and marketing staff. Additionally, during the first quarter of 1996 the Company increased its allowance for bad debts, wrote-off some pre-paid royalty fees, and incurred additional legal fees to make changes to the Company's Bylaws and Articles of Incorporation that were approved by the Company's shareholders.

The decrease in depreciation and amortization expense of $830,948 and $928,160 for the second quarter and first six months of 1996, when compared to the same periods in 1995, resulted from the 1995 write-down and reduction in economic lives of capitalized and purchased software costs.

During the second quarter and first six months of 1996, the Company recorded income tax benefits of $94,752 and $240,715, respectively, which is $299,175 and $145,329 less than the amounts recorded in the second quarter and first six months of 1995, respectively. The decrease resulted from a decrease in the loss before income taxes.

The accumulation of the income tax benefits recorded since the second quarter of 1995 has resulted in an increase in the balance of the deferred tax assets. The balance of the deferred tax assets was $750,232 on April 30, 1996, compared to $273,042 on April 30, 1995. Current accounting standards require that a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that all of the April 30, 1996 deferred tax assets will be realized in future periods. However, continued net operating losses could result in the need for a valuation allowance against deferred tax assets. Results of operations would be adversely affected if a substantial valuation allowance is deemed to be necessary in future periods.

LIQUIDITY - CAPITAL RESOURCES

The Company's cash position on April 30, 1996 was $398,876, compared to $534,260 on October 31, 1995. An increase in the deferred revenue liability on April 30, 1996 when compared to October 31, 1995, contributed to the negative working capital of $423,773 on April 30, 1996. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on April 30, 1996 was $998,467.

Net cash provided by operations of $51,062 and the Company's cash position on October 31, 1995 was sufficient to cover the net cash used to acquire additional assets and fund the development of the Company's software in the first six months of 1996.

Capital expenditures for property additions were $57,253 and $125,181 for the first six months of 1996 and 1995, respectively. Capitalized software development costs amounted to $135,477 and $158,087 for the first six months of 1996 and 1995, respectively. Management expects that 1996 expenditures for property additions will be less than 1995 amounts. Management anticipates that capitalized software development costs will be somewhat lower for the remainder of 1996 when compared to the same periods of 1995. All such expenditures are expected to be funded through cash provided by operations and from the Company's current cash position.

The Company has a $700,000 uncommitted revolving line of credit with the Company's bank. All of the assets of the Company are pledged as security for the line of credit. Terms of the revolving line of credit require the Company to maintain certain financial ratios. As of the date of this Quarterly Report, the Company has not borrowed under the line of credit and has maintained the required ratios. The line of credit expires April 15, 1997.

                                                 INFORMEDICS, INC.

                                            Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders


         (a) The 1996 Annual Shareholders Meeting was held on March 15, 1996.

         (b) The following directors were re-elected at the meeting with the following votes:

                                            Votes For         Votes Withheld
                                            ---------         --------------

                  John Tortorici            2,418,957              37,909
                  Charles V. Dexter         2,418,457              37,409
                  Richard D. Glaser         2,418,957              37,909
                  Ronald G. Witcosky        2,418,957              37,909

         (c)      The following other matters were approved at the meeting:

                  Approval of certain amendments to and the restatement of the Company's Articles of Incorporation:

                  (1) approval of provisions setting size of Board of Directors, classifying the Board of Directors and permitting directors to be removed only for cause:

                                    For              Against           Abstain
                                    ---              -------           -------

                                    788,367          362,126           5,305

                  (2)      authorization of additional shares of Common Stock:

                                    For              Against           Abstain
                                    ---              -------           -------
                                    2,017,200        371,075           26,517

                  (3)      authorization of class of Preferred Stock:

                                    For              Against           Abstain
                                    ---              -------           -------

                                    716,416          396,545           25,817

                  (4) approval of a super-majority voting requirement to approve certain matters:

                                    For              Against           Abstain
                                    ---              -------           -------

                                    714,232          465,062           8,850

                  (5) approval of super-majority vote for future amendments to certain provisions in the Restated Articles:

                                     For             Against           Abstain
                                     ---             -------           -------

                                    756,407          413,562           18,175

                  (6)      approval of other changes included in the Restated
                           Articles:

                                    For              Against           Abstain
                                    ---              -------           -------

                                    2,144,729        229,478           40,585

                  Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for fiscal 1996:

                                    For              Against           Abstain
                                    ---              -------           -------

                                    2,443,466        8,500             4,900


     Item 6.   Exhibits and Reports on Form 8-K
     (a) Exhibits.
     ------------

                  27       Financial Data Schedule


     (b) Reports on Form 8-K. During the quarter ended April 30, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INFORMEDICS, INC.
                                    (Registrant)



Date       June 13, 1996             By /s/John Tortorici
     -----------------------         ------------------------------
                                     John Tortorici, President and
                                     Principal Executive Officer





Date       June 13, 1996             By /s/Dale E. Conner
     -----------------------         ------------------------------
                                     Dale E. Conner, Vice President
                                     and Chief Financial Officer