Form 10QSB
period 1996-07-31
INFORMEDICS INC
filed 1996-09-13
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 1996
                                                 -------------


                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934.

     For the transition period from                   to
                                   -----------------    -----------------



                         Commission file number 2-86360

                                INFORMEDICS, INC.
        (Exact name of small business issuer as specified in its charter)

                  Oregon                              93-0750571

          (State of incorporation)       (I.R.S. Employer Identification No.)




                       4000 Kruse Way Place, Bldg 3, Suite
                           210, Lake Oswego, OR 97035
                    (Address of principal executive offices)

                    Issuer's telephone number: (503) 697-3000

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Number of shares of Informedics, Inc. $.01 par value common stock
outstanding as of September 3,  1996:   2,649,517.

                                INFORMEDICS, INC.


                         Part I - Financial Information



         The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended July 31, 1996 are not necessarily indicative of results to be expected for the entire year.

INFORMEDICS,  INC.
- ------------  ----
STATEMENTS OF OPERATIONS
- ------------------------

                                                    Three Months Ended                                 Nine Months Ended
                                                         July 31,                                        July 31,





                                         -----------------------------------------     ---------------------------------------
                                                1996                1995                      1996               1995

                                         ------------------    -------------------     -------------------   -----------------

REVENUE:
Product Sales                                  $  356,587             $  385,782             $1,173,945         $  1,583,547
Customer Service and Support                      908,365                837,256              2,659,892            2,453,021
                                         ------------------    -------------------    -------------------    -----------------

Total Revenue                                   1,264,952              1,223,038              3,833,837            4,036,568
                                         ------------------    -------------------     ------------------    -----------------

COSTS AND EXPENSES:
Cost of Products Sold                             171,323                247,464                538,563              650,000
Cost of Customer Service and Support
                                                  696,402                703,656              2,190,275            1,923,532
Selling & Administrative Expenses                 416,793                526,840              1,548,580            1,556,631
Depreciation & Amortization                       123,375                333,494                338,733            1,481,012
                                         ------------------    -------------------     ------------------    -----------------

Total Costs and Expenses                        1,407,893              1,811,454              4,616,151            5,611,175
                                         ------------------    -------------------     ------------------    -----------------

Operating  Loss                                 (142,941)              (588,416)              (782,314)          (1,574,607)
                                         ------------------    -------------------     ------------------    -----------------

OTHER INCOME (EXPENSE):
Interest Expense                                     ----                  (427)                    (7)                (901)
Interest Income                                     2,987                 13,678                 11,652               39,345
Other Expense                                       (186)               (10,098)                   (71)              (8,692)
                                         ------------------    -------------------     ------------------    -----------------

Total Other Income                                  2,801                  3,153                 11,574               29,752
                                         ------------------    -------------------     ------------------    -----------------

LOSS BEFORE INCOME TAXES                        (140,140)              (585,263)              (770,740)          (1,544,855)

INCOME TAX                                       (52,178)              (228,186)              (292,893)            (614,230)
BENEFIT
                                         ------------------    -------------------     ------------------    -----------------

NET LOSS                                      $  (87,962)           $  (357,077)           $  (477,847)          $ (930,625)
                                         ==================    ===================     ==================    =================

Weighted Average Number of Common
Shares Outstanding and Common Stock
Equivalents Outstanding
                                                2,646,381              2,634,983              2,644,995            2,633,044
                                         ==================    ===================     ==================    =================



NET LOSS PER SHARE                         $       (0.03)        $        (0.14)         $       (0.18)       $       (0.35)
                                         ==================    ===================     ==================    =================



 See Note to Financial Statements.

INFORMEDICS, INC.
- -----------------
BALANCE SHEETS
- --------------


                                                                      July 31,             October 31,
ASSETS                                                                   1996                 1995
                                                                 -------------------    -------------------


CURRENT ASSETS:

Cash                                                                    $  349,369             $  534,260
Accounts Receivable, less allowance
   for doubtful accounts of $ 46,964  in
   1996 and $ 64,623 in 1995                                               666,343                807,984
Inventories                                                                 29,310                 74,272
Prepaid Expenses and Other Current Assets                                   48,744                104,378
Income Taxes Receivable                                                     57,746                 86,823
Deferred Income Taxes                                                      213,435                254,804
Current Portion of Long-Term Accounts Receivable                            11,928                   ----
                                                                 -------------------    -------------------

Total Current Assets                                                     1,376,875              1,862,521
                                                                 -------------------    -------------------


FIXED ASSETS:

Furniture and Fixtures                                                     136,556                132,830
Machinery and Equipment                                                    653,352                597,175
Automobiles                                                                 29,138                 29,138
Leasehold Improvements                                                      20,142                 20,142
Other Fixed Assets                                                         128,027                118,009
                                                                 -------------------    -------------------
                                                                           967,215                897,294
Less accumulated depreciation and amortization                             720,905                581,259
                                                                 -------------------    -------------------

Total Fixed Assets                                                         246,310                316,035
                                                                 -------------------    -------------------

OTHER ASSETS:

Long-Term Accounts Receivable                                               45,724                   ----
Software Development Costs,
   less accumulated  amortization of $ 579,241 in
   1996 and $ 1,464,073 in 1995                                            595,210                576,433
Purchased Software,
   less accumulated amortization of $ 226,804 in 1996
   and  in 1995                                                                ---                    ---
Covenants Not to Compete,
   less accumulated amortization of $  468,123 in 1996
   and $ 410,249 in 1995                                                    25,922                 83,796
Deferred Income Taxes                                                      589,495                253,907
Other                                                                       41,967                 45,252
                                                                 -------------------    -------------------


Total Other Assets                                                       1,298,318                959,388
                                                                 -------------------    -------------------


TOTAL ASSETS                                                          $  2,921,503           $  3,137,944
                                                                 ===================    ===================

See Note to Financial Statements

INFORMEDICS, INC.
- -----------------
BALANCE SHEETS
- --------------


                                                                        July 31,              October 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                   1996                   1995
                                                                    ------------------     ------------------

   CURRENT LIABILITIES:

   Accounts Payable and Accrued Expenses:
      Trade Accounts                                                      $  123,791             $  215,354
      Customer Deposits                                                       31,171                 25,923
      Accrued Wages, Payroll Taxes and Employee
         Benefits                                                            194,491                183,945
      Other Accrued Liabilities                                                1,996                  6,270
   Revolving Line of Credit                                                  100,000                   ----
   Deferred Revenue                                                        1,409,137              1,163,903
   Current Portion of Deferred Rent                                           13,033                 13,033
                                                                    ------------------   ------------------

   Total Current Liabilities                                               1,873,619              1,608,428


   Deferred Rent                                                              33,669                 43,444
                                                                    ------------------   ------------------


   Total Liabilities                                                       1,907,288              1,651,872
                                                                    ------------------     ------------------

   STOCKHOLDERS' EQUITY:

   Preferred Stock, $.01 par value:
      authorized 5,000,000 shares;
      no shares outstanding                                                      ---                    ---
   Common Stock, $.01 par value:
      authorized 15,000,000 shares;
      shares outstanding:   2,647,183 in 1996 and 2,642,207                   26,472                 26,422
      in 1995
   Capital in Excess of Par Value                                          1,911,416              1,905,476
   Note Receivable from Stockholder                                         (22,000)               (22,000)
   Accumulated Deficit                                                     (901,673)              (423,826)
                                                                    ------------------     ------------------


   Total Stockholders' Equity                                              1,014,215              1,486,072
                                                                    ------------------     ------------------


   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                            $  2,921,503           $  3,137,944
                                                                    ==================     ==================



   See Note to Financial Statements.

INFORMEDICS, INC.
- -----------------
STATEMENTS OF CASH FLOWS
- ------------------------

                                                                              Nine Months Ended July 31,

                                                                       -----------------------------------------
                                                                             1996                    1995
                                                                       -----------------         ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                              $  (477,847)              $  (930,625)

ADJUSTMENTS TO RECONCILE NET
LOSS TO NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES:
 Depreciation and Amortization                                               338,733                 1,481,012
 Provision for losses on (write-offs of) accounts receivable                 (18,899)                    9,221
 Deferred Income Taxes                                                     (294,219)                  (544,547)
 Tax benefits from stock options exercised                                     1,316                       ---
 Changes in Assets and Liabilities:
   Accounts Receivable                                                       102,888                   266,115
   Income taxes receivable                                                    29,077                   (26,074)
   Inventories                                                                44,962                   (14,251)
   Prepaid Expenses and Other Current Assets                                  55,634                   (21,585)
   Accounts Payable and Accrued Expenses                                    (80,043)                    77,024
   Income Taxes Payable                                                          ---                   (64,693)
   Deferred Revenue                                                          245,234                    70,562
   Deferred Rent                                                              (9,775)                   52,315
                                                                       ----------------     --------------------
Net cash provided (used) by operating activities                            (62,939)                   354,474
                                                                       ----------------     --------------------

INVESTING ACTIVITIES:
 Property additions                                                         (69,921)                 (186,903)
 Capitalized software development costs                                    (159,990)                 (243,429)
 Other                                                                         3,285                    31,814
                                                                       ---------------      --------------------
 Net cash used for investing activities                                    (226,626)                 (398,518)
                                                                       ---------------      --------------------


FINANCING ACTIVITIES:
 Increase in Revolving Line of Credit                                        100,000                       ---
 Proceeds from issuance of common stock                                        4,674                    15,778
                                                                       ---------------      --------------------

 Net cash provided by financing activities                                   104,674                    15,778
                                                                       ---------------      --------------------

NET DECREASE IN CASH                                                       (184,891)                  (28,266)

CASH AT BEGINNING OF PERIOD                                                  534,260                 1,055,378
                                                                       ---------------      --------------------

CASH AT END OF PERIOD                                                      $ 349,369              $  1,027,112
                                                                       ===============      ====================

INFORMEDICS, INC.
- -----------------
STATEMENTS OF CASH FLOWS
- ------------------------

                                        Nine Months Ended July 31,
                                -------------------------------------------
                                       1996                    1995
                                -------------------------------------------


Supplemental Disclosures of
 Cash Flow Information:

Cash paid for:
 Interest                              $       7              $      901

 Income Taxes  Paid (Received)           (29,077)                 87,500





















See Note to Financial Statements.

INFORMEDICS, INC.
- -----------------
NOTE TO FINANCIAL STATEMENTS
- ----------------------------

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

     CUSTOMER SERVICE AND SUPPORT REVENUE
     ------------------------------------

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

INFORMEDICS, INC.
- -----------------
NOTE TO FINANCIAL STATEMENTS
- ----------------------------

     SOFTWARE DEVELOPMENT COSTS
     --------------------------

     Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the nine-month periods ended July 31, 1996 and 1995 was $ 141,213 and $776,270, respectively.

     In the second quarter of 1995, the Company reduced the carrying value of certain software products and shortened the estimated economic life of other software products. The effect of the write-off and the shortening of the estimated economic lives increased the amortization expense by $198,871 in the third quarter of 1995.

     In 1995, the Company changed its practice for estimating the economic life of a software product. For software released for general distribution on or after February 1, 1995, the estimated economic life of the software is two years or the period until a new major release of the software is expected to be distributed, whichever is shorter.

     PURCHASED SOFTWARE
     ------------------

     Purchased software is stated at cost and was amortized on the straight-line method over its estimated useful life. Amortization for the nine-month period ended July 31, 1995 was $194,020. Purchased software was fully amortized at October 31, 1995.


     Covenants Not to Compete

     Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for each of the nine-month periods ended July 31, 1996 and 1995 was $ 57,874.

     NET LOSS PER SHARE
     ------------------

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

INFORMEDICS, INC.
- -----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

The following discussion includes certain forward-looking statements. Those statements involve a number of risks and uncertainties, which could cause actual results to differ materially from the expectation stated, including the following: slower than expected sales of Informedics' products, deterioration of business conditions generally or specifically in the health-care industry, regulatory changes involving health care, competitive factors, and price pressures.

HIGHLIGHTS

The Company reduced its operating loss by $445,475 for third quarter 1996 when compared to third quarter 1995. The improvement resulted from an increase in revenue of $41,914 or 3% combined with a decrease in total costs and expenses of $403,561 or 22%. Despite a decrease in revenue of $202,731 for the first nine months of 1996 compared to the same period in 1995, the Company reduced its operating loss by $792,293 as total costs and expenses decreased by $995,024.

During the third quarter and the first nine months of 1996, the Company continued to invest a large portion of its revenue in the development of its software products. During the third quarter and the first nine months of 1996, the Company spent $321,843 and $1,079,148, respectively, in software development costs. This compares to an investment of $333,430 and $865,660 for the third quarter and the first nine months of 1995, respectively. As a percentage of revenue, the Company's investment in the development of its software products was 25% and 28% for the third quarter and the first nine months of 1996, respectively, compared to 27% and 21% for the third quarter and the first nine months of 1995, respectively. Of the total costs incurred, the Company capitalized $24,513 and $159,991 for the third quarter and the first nine months of 1996, respectively, compared to $85,341 and $243,429 for the third quarter and the first nine months of 1995, respectively.

Despite an increase in sales of laboratory software systems in third quarter 1996, the Company sold fewer laboratory software systems in the first nine months of 1996 when compared to the same period in 1995. As a result, product sales for the first nine months of 1996 was $409,602 or 26% less than product sales for the first nine months of 1995. The Company feels that the number of laboratory systems sold in the first six months of 1996 was negatively impacted by additional regulations placed on blood bank software vendors by the Food and Drug Administration (FDA).

In the second quarter of 1995, the Company reduced the carrying value of certain software products and shortened the estimated economic life of other software products. This write-off and shortening of the estimated economic lives resulted in a higher amortization expense for third quarter and the first nine months of 1995 when compared to the same periods in 1996.

RESULTS OF OPERATIONS - MATERIAL CHANGES

As stated earlier, the decrease in product sales of $409,602 or 26% for the first nine months of 1996, as compared to the same period in 1995, resulted from a decrease in the number of laboratory systems sold.

The increase in customer service and support revenue of $206,871 or 8% for the first nine months of 1996, when compared to the first nine months of 1995, resulted from an increase in the size of the customer base and the implementation of regulatory fees to certain laboratory systems' customers.

A decrease in hardware sales for the third quarter and the first nine months of 1996 resulted in a decrease in the cost of products sold. As a percentage of hardware sales, cost of products sold decreased from 90% in the first nine months of 1995 to 83% in the first nine months of 1996.

INFORMEDICS, INC.
- -----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

Cost of customer service and support increased by $266,743 or 14% for the first nine months of 1996 when compared to the same period in 1995. The increase primarily resulted from increases in wages and in software development costs that were expensed rather than capitalized. The increase in wages resulted from an increase in the size of the customer service staff. The increase in the amount of software development costs that were expensed primarily relates to the development of new software products.

The decrease in selling and administration expenses of $110,047 for third quarter 1996 compared to third quarter 1995 primarily resulted from a decrease in wages caused by turnover in the sales and marketing staff. Management believes that this decrease will be short term, as the Company plans to replace the individuals who left the Company.

The decrease in depreciation and amortization expense of $210,119 and $1,142,279 for the third quarter and first nine months of 1996, respectively, when compared to the same periods in 1995, resulted from the 1995 write-down and reduction in economic lives of capitalized and purchased software costs.

During the third quarter and first nine months of 1996, the Company recorded income tax benefits of $52,178 and $292,893, respectively, which is $176,008 and $321,337 less than the amounts recorded in the third quarter and first nine months of 1995, respectively. The decrease resulted from a decrease in the loss before income taxes.

The accumulation of the income tax benefits recorded since the third quarter of 1995 has resulted in an increase in the balance of deferred tax assets. The balance of the deferred tax assets was $802,930 on July 31, 1996, compared to $508,711 on July 31, 1995. Current accounting standards require that a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that all of the July 31, 1996 deferred tax assets will be realized in future periods. However, continued net operating losses could result in the need for a valuation allowance against deferred tax assets. Results of operations would be adversely affected if a substantial valuation allowance is deemed to be necessary in future periods.

LIQUIDITY - CAPITAL RESOURCES

The Company's cash position on July 31, 1996 was $349,369 compared to $534,260 on October 31, 1995. Continuing losses and an increase in the deferred revenue liability on July 31, 1996, when compared to October 31, 1995, resulted in a negative working capital of $496,744 on July 31, 1996. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on July 31, 1996 was $912,393.

Capital expenditures for property additions were $69,921 for the first nine months of 1996 compared to $186,903 for the first nine months of 1995. Capitalized software development costs amounted to $159,990 and $243,429 for the first nine months of 1996 and 1995, respectively. Management expects that expenditures for property additions and capitalized software development costs for the remainder of 1996 will be less than 1995 expenditures for the same period. All such expenditures are expected to be funded through cash provided by operations and from the Company's cash position.

The Company has a $700,000 uncommitted revolving line of credit with the Company's bank. During the third quarter of 1996 the Company borrowed $100,000 under this line of credit. All of the assets of the Company are pledged as security for the line of credit. Terms of the revolving line of credit require the Company to maintain certain financial ratios. As of the date of this Quarterly Report, the Company has maintained the required ratios. The line of credit expires April 15, 1997.

                                INFORMEDICS, INC.

                           Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits.

         27       Financial Data Schedule


     (b) Reports on Form 8-K. On June 24, 1996, the Company filed Form 8-K, dated June 14, 1996. In the Form 8-K, the Company reported the appointment of certain officers of the Registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                INFORMEDICS, INC.
                                  (Registrant)



Date September 12, 1996            By /s/ John Tortorici
- -----------------------              -------------------

                                     John Tortorici, Chairman and
                                     Chief Executive Officer



Date September 12, 1996            By /s/ Dale E. Conner
     ------------------              -------------------

                                     Dale E. Conner, Vice President
                                     and Chief Financial Officer

                                  FORM 10-QSB

                                 Exhibit Index

Exhibit
- -------

     27 Financial Data Schedule