Form 10KSB
period 1996-10-31
INFORMEDICS INC
filed 1997-01-28
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: October 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------     ---------------

     Commission file number: No. 2-86360
                             -----------

                                INFORMEDICS, INC.
                 (Name of small business issuer in its charter)

       Oregon                                           93-0750571
-----------------------------               ------------------------------------
  (State of incorporation)                  (I.R.S. Employer Identification No.)

                              4000 Kruse Way Place
                                Bldg 3, Suite 300
                              Lake Oswego, OR 97035
                    ----------------------------------------
                    (Address of principal executive offices)



                    Issuer's telephone number: (503) 697-3000



        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained to the best of issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

State the issuer's revenues for its most recent fiscal year: $ 5,155,953

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1996:
$1,344,642, based on the average bid and asked prices.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,650,307 shares of $0.01 par value common stock at December 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the issuer's Annual Report to Shareholders for the year ended October 31, 1996 are incorporated by reference into Parts I, II and III of this Report. Parts of the issuer's definitive Proxy Statement for the 1997 annual meeting of shareholders to be held on March 14, 1997 are incorporated by reference into
Part III of this Report.


Transitional Small Business Disclosure Format (Check One):   Yes / /   No /X/

                                TABLE OF CONTENTS



Part I
------

(Portions of Item 1 and Item 2 are incorporated herein by reference from the Company's 1996 Annual Report to Shareholders)

Item 1.   Business                                                    3
Item 2.   Properties                                                  6
Item 3.   Legal Proceedings                                           6
Item 4.   Submission of Matters to a Vote of Security Holders         6


Part II
-------

(Item 5, Item 6 and Item 7 are incorporated herein by reference from the Company's 1996 Annual Report to Shareholders)

Item 5.   Market for Common Stock and Related Shareholder Matters     7
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7
Item 7.   Financial Statements                                        7
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         7


Part III
--------

(Items 9, 10 and 11 are incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 annual meeting of shareholders.)

Item 9.   Directors and Executive Officers, Promoters and
          Control Persons; Compliance with Section 16 (a) of
          the Exchange Act                                            8
Item 10.  Executive Compensation                                      8
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                  8
Item 12.  Certain Relationships and Related Transactions              8


Part IV
-------

Item 13.  Exhibits and Reports on Form 8-K                            9

Signatures                                                           11



Informedics, IntraMed.net, LifeLine and StarPath are trademarks of Informedics, Inc.

                                     PART I
                                     ------

Parts of Item 1 and 2 are incorporated herein by reference from the Company's 1996 Annual Report to Shareholders, as indicated below. Except for the portions of the Annual Report to Shareholders that are incorporated into this Form 10-KSB, the Annual Report is not to be deemed filed as part of this Form 10-KSB.

ITEM 1 - BUSINESS
-----------------

General
-------

Informedics, Inc. (the "Company"), develops and markets a line of computer software applications designed for use in the health care field. The computer systems typically consist of computers, peripheral hardware (such as disk drives and printers), local area network (LAN) hardware and software, and the Company's proprietary software applications.

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

In October 1993, the Company purchased a physician practice management system and a laboratory order entry and results reporting system. The physician practice management system was sold to Adaptive Health Systems of Washington, Inc. ("Adaptive") on October 31, 1996. The laboratory order entry and results reporting system is licensed exclusively to Quest Diagnostics, Inc. (formerly, Corning Clinical Laboratories, Inc.), a major independent reference laboratory company.

In the fourth quarter of 1995, the Company completed the development and pilot phase of the application software for the Oregon Medical Electronic Network
(OMEN) project, which is being offered only by the Oregon Medical Association
(OMA). The OMEN project is being marketed by the OMA to Oregon physicians, laboratories, pharmacies, insurance carriers and other health care providers within the State of Oregon.

In the fourth quarter of 1996, the Company completed the development of the initial version of its healthcare information management network software, designed for Integrated Delivery Systems. The healthcare information management network software is currently marketed throughout the United States through salespersons employed by the Company.

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

The computer hardware marketed by the Company are IBM-compatible micro-computer products, running on either Windows, MS-DOS or UNIX operating systems. The Company has been a dealer for numerous hardware manufacturers and presently focuses its hardware marketing efforts on products manufactured by Compaq, Novell, Inc., Hewlett Packard and Epson Pacific.

The Company was organized under the laws of the state of Oregon in 1979.

Description of the Company's Products
-------------------------------------

The Company's healthcare information management network software, called IntraMed.net, provides a straightforward, flexible and cost-effective electronic communication link between organizations and professional caregivers who provide healthcare services. End users include physicians, insurance carriers, hospitals, laboratories, pharmacies and ancillary industries. At the touch of a button, these end users, can obtain patient eligibility, treatment referral, pre-authorization of procedures, lab results and other pertinent information needed to succeed in a managed care environment of healthcare delivery services.

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

The laboratory order entry and results reporting system, developed by the Company for Quest Diagnostics, Inc., is designed to automate the ordering and reporting of lab tests from a physician's office or medical clinic to an independent reference laboratory. The system provides improved accuracy of patient demographics, insurance information and lab test requests, improved efficiency and speed in ordering lab tests, and more timely receipt of lab test results.

Distribution of Products
------------------------

The Company's revenue in fiscal 1996 included sales from all product lines:
IntraMed.net, OMEN, ClinicManager, LifeLine, StarPath and the Lab Test Request System. Sales in fiscal 1996 included both direct sales to integrated delivery systems, physician offices, medical clinics, hospitals, medical laboratories and blood bank donor centers, and sales of software to companies which agree to act as resellers of the Company's systems. The Company considers its operations to be in a single industry segment.

In fiscal 1996, the Company recognized revenues from one major customer, HBO and Company, representing 13% of the Company's revenue. While the loss of this customer might initially have a material adverse impact on the Company's operating results, management believes that the effect of such loss would be short term, as the Company would concentrate its marketing resources on other resellers and on direct sales.

Competition
-----------

The competition for IntraMed.net are companies that have developed similar healthcare information management network software. While the market and technology are fairly new, two companies, Integrated Medical Systems, Inc. and CommuniSys, Inc. have systems similar to IntraMed.net.

The competition for LifeLine systems includes companies that market a blood bank system as part of a complete laboratory information system and companies that offer a blood bank system as a stand-alone module. Currently, the primary competitor for LifeLine systems is Mediware Information Systems, Inc., which has a stand-alone system similar to LifeLine.

The competition for the StarPath system includes companies that market a pathology system as part of a complete laboratory information system and companies that offer a pathology system as a stand-alone module. Although there are numerous competing companies, no one company dominates the market.

One of the ways the Company has tried to minimize the impact of competing laboratory products in the marketplace is by licensing the Company's software systems to providers of hospital laboratory information systems to enable them to market the Company's systems, instead of developing their own blood bank and/or pathology systems. The Company has agreements with qualified resellers who use the Company's systems to supplement their existing lines of medical laboratory software. Total revenue recognized from these agreements was $660,793 in 1996 and $1,144,131 in 1995.

The Company believes its products have a competitive edge in the marketplace based product sophistication, design, flexibility, reliability, as well as being price competitive. In addition, with respect to the LifeLine system, the governmental regulation of blood bank computerized systems places a significant barrier to entry for such products.

Backlog
-------

At October 31, 1996 and 1995, the backlog of system orders was $ 235,740 and $347,878, respectively. These amounts represent the unrecognized revenue for customer work in progress, and undelivered hardware and software as of such dates.

Unexpired maintenance service contracts at October 31, 1996 and 1995 were $1,093,598 and $980,591, respectively.

Protection of Proprietary Software
----------------------------------

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

Regulatory Compliance
---------------------

In 1994, the Food and Drug Administration ("FDA") notified all developers of blood bank software that such software is considered to be a medical device. The FDA required each developer to register as a medical device manufacturer and submit, by March 31, 1995, a pre-market notification (510K) report for its blood bank software. The FDA subsequently extended the deadline for filing the pre-market notification report to March 31, 1996. In fourth quarter 1995, the Company prepared and filed the required pre-market notification (510K) report with the FDA. The FDA is currently reviewing the Company's pre-market notification (510K) report. At the time of the 1994 notice, the Company was already registered as a medical device manufacturer.

In 1995, the FDA notified the Company that prior distributions of certain LifeLine software updates "meets the formal definition of a recall." The Company brought closure to the recall in early 1996 when it issued a new release of the LifeLine product which addresssed all outstanding issues.

The Company has dedicated substantial time and resources to comply with FDA's new guidelines and regulations and believes that it is in substantial compliance therewith. The Company, however, cannot predict whether it will be in compliance with future changes to FDA guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on vendors of blood bank information systems, including the Company.

Software Development Costs
--------------------------

The Company capitalized certain software development costs incurred during fiscal 1996 and 1995 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (see Note 1 to the Company's financial statements, which are incorporated herein by reference from the Company's 1996 Annual Report, Page 11). The Company is presently enhancing most of its software product lines and, in accordance with SFAS No. 86, is capitalizing certain costs associated with new releases. The Company incurred software development costs of $1,510,657 in 1996 and $1,377,906 in 1995, of which $194,365 and $365,016 were capitalized for 1996 and 1995, respectively.

Export Sales
------------

The Company's export sales for fiscal 1996 and 1995 were $9,900 and $93,814, respectively.

Employees
---------

At December 31, 1996, the Company had 51 full-time employees.


ITEM 2 - PROPERTIES
-------------------

The Company does not own any real property. The Company presently leases office, production and warehouse space in Lake Oswego, Oregon. For additional information about the Company's leases, see the 1996 Annual Report, page 13, "Lease Commitments, " which is incorporated herein by reference.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

                                     PART II
                                     -------

Except for Item 8, the information required by Part II is incorporated herein by reference from the Company's 1996 Annual Report to Shareholders, as indicated below.


ITEM 5 - MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------

1996 Annual Report, page 4, "Common Stock and Related Shareholder Information."


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

1996 Annual Report, pages 17 through 19, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

Financial Statements
--------------------

1996 Annual Report, page 5, "Statements of Operations."

1996 Annual Report, pages 6 and 7, "Balance Sheets."

1996 Annual Report, page 8, "Statements of Cash Flows."

1996 Annual Report, page 9, "Statements of Cash Flows - Supplemental
Information."

1996 Annual Report, page 10, "Statements of Stockholders' Equity."

1996 Annual Report, pages 11 through 16, "Notes to Financial Statements."

1996 Annual Report, page 16, "Independent Auditors' Report."


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

None.

                                    PART III
                                    --------


Information called for by Items 9, 10 and 11 is incorporated herein by reference from the indicated sections of the Company's definitive Proxy Statement for its 1997 annual meeting of shareholders.





                                                            The Company's
                                                           Proxy Statement
                                                             (Caption of
                                                          Applicable Section)
                                                          -------------------


ITEM 9 -  DIRECTORS AND EXECUTIVE OFFICERS,             "Election of Directors";
          PROMOTERS AND CONTROL PERSONS; COMPLIANCE     "Executive Officers" and
          WITH SECTION 16(a) OF THE EXCHANGE ACT        "Compliance With Section
---------------------------------------------------      16(a) of the Securities
                                                             Exchange Act"


ITEM 10 - EXECUTIVE COMPENSATION                        "Executive Compensation"
--------------------------------

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN                 "Principal Shareholders"
          BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None.

                                     PART IV
                                     -------

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits
     --------

Exhibit             Description
-------             -----------

3(i)                Restated Articles of Incorporation, as amended (1)

3(ii)               Restated Bylaws, as amended

4                   Form of Indemnification Agreement--
                    Directorship and Officership Agreement (2)

10(i)*              Restated 1983 Employees' Stock Option Plan (3)

10(ii)*             Restated 1988 Employees' Stock Option Plan, as amended (4)

10(iii)             Lease with Beim & James Properties, as amended (5)

10(iv)*             Incentive Compensation Plan (5)

10(v) Amendments to Lease with Kruse Way Holdings, Inc. (formerly Beim & James Properties) (7)

11                  Computation of Earnings Per Share

13 Portions of 1996 Annual Report to Shareholders, which are incorporated by reference in this Form 10-KSB

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

(5) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended October 31, 1990

(6) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

(7) Incorporated herein by reference from the Company's annual report on Form 10-KSB for the year ended October 31, 1994.

Upon written request to the Chief Financial Officer, Informedics, Inc., 4000 Kruse Way Place, Bldg 3, Suite 300 Lake Oswego 97035, the Company will furnish shareholders with a copy of any Exhibit upon payment of $.20 per page, which represents the Company's reasonable expenses in furnishing the Exhibit requested.

(b)  Reports on Form 8-K - On October 8, 1996, the Company filed
     Form 8-K, dated September 30, 1996. In the Form 8-K, the
     Company reported that it signed an agreement to sell its ClinicManager product line.

               ***************************************************

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                    Page
-------                                                                    ----

3(i)      Restated Articles of Incorporation, as amended (1)

3(ii)     Restated Bylaws, as amended

4         Form of Indemnification Agreement--
          Directorship and Officership Agreement (2)

10(i)*    Restated 1983 Employees' Stock Option Plan (3)

10(ii)*   Restated 1988 Employees' Stock Option Plan, as amended (4)

10(iii)   Lease with Beim & James Properties, as amended (5)

10(iv)*   Incentive Compensation Plan (5)

10(v)     Amendments to Lease with Kruse Way Holdings, Inc.
          (formerly Beim & James Properties) (7)

11        Computation of Earnings Per Share

13 Portions of 1996 Annual Report to Shareholders, which are incorporated by reference in this Form 10-KSB

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

(5) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended October 31, 1990

(6) To be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

(7) Incorporated herein by reference from the Company's annual report on Form 10-KSB for the year ended October 31, 1994.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INFORMEDICS, INC.



Date:   January 24, 1997            By: /s/ John Tortorici
        ----------------               -------------------------------
                                       John Tortorici, Chairman and
                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  January 24, 1997            By:/s/ John Tortorici
       ----------------               -------------------------------
                                      John Tortorici, Chairman and
                                        Chief Executive Officer


Date:  January 24, 1997            By:/s/ Dale E. Conner
       ----------------               -------------------------------
                                      Dale E. Conner, Vice President
                                        and Chief Financial Officer


Date:  January 24, 1997            By:/s/ Richard D. Glaser
       ----------------               -------------------------------
                                      Richard D. Glaser, Ph.D.,
                                        Director


Date:  January 24, 1997            By:/s/ Charles V. Dexter
       ----------------               -------------------------------
                                      Charles V. Dexter, Director


Date:                              By:
       ----------------               -------------------------------
                                      Ronald G. Witcosky, Director


Date:  January 24, 1997            By:/s/ Gerald P. Kelly
       ----------------               -------------------------------
                                      Gerald P. Kelly, President,
                                        Chief Operating Officer
                                        and Director