Form 10QSB
period 1997-01-31
INFORMEDICS INC
filed 1997-03-14
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

         For the transition period from                to
                                        --------------    ----------------


                         Commission file number 2-86360



                                INFORMEDICS, INC.
        (Exact name of small business issuer as specified in its charter)

       Oregon                                              93-0750571
-------------------------------------------------------------------------------
(State of incorporation)                              (I.R.S. Employer
                                                       Identification No.)



                              4000 Kruse Way Place
                                Bldg 3, Suite 300
                            Lake Oswego, Oregon 97035
                     --------------------------------------
                    (Address of principal executive offices)

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

Number of shares of Informedics, Inc. $.01 par value common stock outstanding as of February 28, 1997: 2,650,307.

                                INFORMEDICS, INC.


                         Part I - Financial Information




The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended January 31, 1997 are not necessarily indicative of results to be expected for the entire year.

INFORMEDICS,  INC.
STATEMENTS OF OPERATIONS

                                             Three Months Ended January 31,
                                        ---------------------------------------
                                              1997                  1996
                                        ---------------        ----------------

REVENUE:
Product Sales                             $  149,761             $  426,880
Customer Service and Support                 695,935                857,301
                                          ----------             ----------

Total Revenue                                845,696              1,284,181
                                          ----------             ----------

COSTS AND EXPENSES:
Cost of Products Sold                         28,211                233,825
Cost of Customer Service and Support         501,086                720,790
Selling & Administrative Expenses            485,147                628,061
Depreciation & Amortization                  101,610                 87,198
                                          ----------             ----------

Total Costs and Expenses                   1,116,054              1,669,874
                                          ----------             ----------

Operating Loss                              (270,358)              (385,693)
                                          ----------             ----------

OTHER INCOME (EXPENSE):
Interest Expense                              (3,835)                    (7)
Interest Income                                8,680                  4,104
Other Income                                   3,669                   (214)
                                          ----------             ----------

Total Other Income                             8,514                  3,883
                                          ----------             ----------

LOSS BEFORE INCOME TAXES                    (261,844)              (381,810)

INCOME TAX BENEFIT                                 -               (145,963)
                                          ----------             ----------

NET LOSS                                  $ (261,844)            $ (235,847)
                                          ==========             ==========

Weighted Average Number of Common
  Shares Outstanding and Common Stock
  Equivalents Outstanding                  2,650,307              2,643,404
                                          ==========             ==========




LOSS PER SHARE                            $    (0.10)            $    (0.09)
                                          ==========             ==========


See Note to Financial Statements.

INFORMEDICS, INC.
BALANCE SHEETS

ASSETS

                                        January 31, 1997       October 31, 1996
                                        ----------------       ----------------


CURRENT ASSETS:

Cash                                      $  370,220             $  323,217
Accounts Receivable, less allowance
   for doubtful accounts of $  31,462 in
   1997 and $ 28,439 in 1996                 581,882                681,303
Inventories                                   18,426                 23,833
Prepaid Expenses and Other Current Assets     38,702                 36,150
Deferred Income Taxes                        165,282                182,483
Current Portion of Long-Term                  11,928                 11,928
Receivable
Current Portion of Notes Receivable           60,161                 54,095
                                          ----------             ----------

Total Current Assets                       1,246,601              1,313,009
                                          ----------             ----------


FIXED ASSETS:

Furniture and Fixtures                       134,282                134,282
Machinery and Equipment                      583,447                583,961
Automobiles                                   29,138                 29,138
Leasehold Improvements                        24,100                 20,442
Other Fixed Assets                           136,805                136,805
                                          ----------             ----------
                                             907,772                904,628
Less accumulated depreciation
  and amortization                           707,860                672,300
                                          ----------             ----------

Total Fixed Assets                           199,912                232,328
                                          ----------             ----------


OTHER ASSETS:

Long-Term Account Receivable                  39,760                 42,742
Notes Receivable                             289,537                305,415
Software Development Costs,
   less accumulated  amortization
   of $603,404 in 1997 and
   $542,884 in 1996                          270,053                305,102
Covenants Not to Compete,
   less accumulated amortization
   of $483,556 in 1997
   and $479,698 in 1996                       10,489                 14,348
Deferred Income Taxes, less valuation
   reserve of $98,393 in 1997                630,261                613,060
Other                                         39,299                 41,816
                                          ----------             ----------

Total Other Assets                         1,279,399              1,322,483
                                          ----------             ----------

TOTAL ASSETS                              $2,725,912             $2,867,820
                                          ==========             ==========

See Note to Financial Statements

INFORMEDICS, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY


                                        January 31, 1997       October 31, 1996
                                        ----------------       ----------------


CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses:
  Trade Accounts                          $   99,156             $  115,543
  Customer Deposits                           11,255                  4,120
  Accrued Wages, Payroll Taxes and
    Employee Benefits                        137,045                175,285
  Other Accrued Liabilities                    7,925                    767
Revolving Line of Credit                           -                125,000
Deferred Revenue                           1,566,782              1,274,687
Current Portion of Deferred Rent              13,033                 13,033
Current Portion of Deferred Gain
  on Sale of Assets                           21,398                 19,615
                                          ----------             ----------

Total Current Liabilities                  1,856,594              1,728,050

LONG-TERM OBLIGATIONS:

Deferred Rent                                 27,153                 30,411
Deferred Gain on Sale of Assets               82,025                 87,375
                                          ----------             ----------

Total Current Liabilities and
  Long-Term Obligations                    1,965,772              1,845,836
                                          ----------             ----------


STOCKHOLDERS' EQUITY:

Preferred Stock, $ .01 par value:
  authorized 5,000,000 shares;
  no shares outstanding                            -                      -
Common Stock, $.01 par value:
  authorized 15,000,000 shares;
  shares outstanding:  2,650,307
  in 1997 and 1996                            26,503                 26,503
Capital in Excess of Par Value             1,914,213              1,914,213
Note Receivable from Stockholder             (22,000)               (22,000)
Accumulated Deficit                       (1,158,576)              (896,732)
                                          ----------             ----------

Total Stockholders' Equity                   760,140              1,021,984
                                          ----------             ----------


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $2,725,912             $2,867,820
                                          ==========             ==========


See Note to Financial Statements.

INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS

                                             Three Months Ended January 31,
                                        ---------------------------------------
                                              1997                  1996
                                        ---------------        ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                $  (261,844)           $  (235,847)

ADJUSTMENTS TO RECONCILE NET
LOSS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
 Depreciation and Amortization                101,610                 87,198
 Provision for losses on accounts
   receivable                                   3,023                 28,000
 Deferred Income Taxes                              -               (146,623)
Tax benefits from stock options exercised           -                    650
 Gain on sale of assets                        (3,567)                     -
 Changes in Assets and Liabilities:
   Accounts Receivable                         99,380                (97,257)
   Income taxes receivable                          -                 29,087
   Inventories                                  5,407                     36
   Prepaid Expenses and Other Current Assets   (2,552)                27,432
   Accounts Payable and Accrued Expenses      (40,334)                30,905
   Notes Receivable                             9,499
   Deferred Revenue                           292,095                484,235
   Deferred Rent                               (3,258)                (3,258)
                                          -----------            -----------
Net cash provided by operating activities     199,459                204,558
                                          -----------            -----------

INVESTING ACTIVITIES:
 Property additions                            (4,815)               (55,609)
 Capitalized software development costs       (25,158)              (110,566)
 Other                                          2,517                  3,436
                                          -----------            -----------
 Net cash used for investing activities       (27,456)              (162,739)
                                          -----------            -----------


FINANCING ACTIVITIES:
 Decrease in revolving line of credit        (125,000)                     -
 Proceeds from issuance of common stock             -                  2,545
                                          -----------            -----------
 Net cash provided by (used for)
   financing activities                      (125,000)                 2,545
                                          -----------            -----------

NET INCREASE IN CASH                           47,003                 44,364

CASH AT BEGINNING OF QUARTER                  323,217                534,260
                                          -----------            -----------

CASH AT END OF QUARTER                    $   370,220            $   578,624
                                          ===========            ===========

INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS

                                             Three Months Ended January 31,
                                        ---------------------------------------
                                              1997                  1996
                                        ---------------        ----------------

Supplemental Disclosures of Cash Flow
 Information:

Cash paid for:
 Interest                                 $   3,835              $      7

 Income Taxes Received                            -               (29,077)




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

     Income Taxes
     ------------

     Income taxes are accounted for using the methodology established by Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes", which requires an asset and a liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

INFORMEDICS, INC.
NOTE TO FINANCIAL STATEMENTS


     Software Development Costs
     --------------------------

     Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the three-month periods ended January 31, 1997 and 1996 was $60,520 and $20,173, respectively.

     Covenants Not to Compete
     ------------------------

     Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for the three-month periods ended January 31, 1997 and 1996 was $3,859 and $19,291, respectively.

     Loss Per Share
     --------------

     Loss per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents which would arise from the exercise of stock options and warrants. Common stock equivalents are excluded from the calculation of net loss per share for the three months ended January 31, 1997 and 1996, as they are antidilutive.

     Cash and Cash Equivalents
     -------------------------

     The Company considers cash on hand, deposits in bank and highly liquid debt instruments purchased with original maturity dates of three months or less, as cash.

     Accounting Changes
     ------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This statement establishes an alternative method of accounting that requires recognizing as expense the fair value of employee stock options and other stock-based awards at the grant date. SFAS No. 123 also allows the continuation of the current accounting treatment under which the Company does not recognize compensation expense for the stock options it awards to employees. Since the Company is electing to retain its current method, it will be required to present pro forma disclosures in its 1997 annual financial statements as if the fair value based method had been applied.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income.

INFORMEDICS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. THOSE STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATION STATED, INCLUDING THE
FOLLOWING: SLOWER THAN EXPECTED SALES OF INFORMEDICS' PRODUCTS, DETERIORATION OF BUSINESS CONDITIONS GENERALLY OR SPECIFICALLY IN THE HEALTH-CARE INDUSTRY, REGULATORY CHANGES INVOLVING HEALTH CARE, COMPETITIVE FACTORS AND PRICE PRESSURES.

Highlights

On October 31, 1996, the Company sold certain assets of its ClinicManager product line. As expected, the sale resulted in improved operating results as the Company reduced its operating loss from $385,693 in the first quarter of 1996 to $270,358 in the first quarter of 1997.

The elimination of the ClinicManager product line from the Company's revenue base resulted in a decrease in product sales and in customer service and support revenue. Total revenue decreased from $1,284,181 for the first quarter of 1996 to $845,696 for the first quarter of 1997.

During the first quarter of 1997, the Company continued to invest a large portion of its revenue in the development of its software products. In the first quarter of 1997, the Company spent $282,875 or 33% of revenue for the development of new software, the enhancement and maintenance of existing software, and improvements to the Company's software development processes to comply with FDA regulations. In the first quarter of 1996, the Company spent $388,338 or 30% of revenue for similar development activities. Of the total costs incurred, the Company capitalized $25,158 in first quarter 1997, compared to $110,566 in first quarter 1996.

During the first quarter of 1997, the Company paid off its revolving line of credit, which had a balance of $125,000 at October 31, 1996. In addition, the Company's cash position increased from $323,217 at October 31, 1996 to $370,220 at January 31, 1997.

During the first quarter of 1997, the Company established a valuation reserve of $98,393 for its deferred income tax assets, which offset the income tax benefit for the quarter. As a result, the net loss for first quarter 1997 was higher than the net loss for first quarter 1996.

On February 12, 1997, the National Association of Securities Dealers (NASD) moved the trading of the Company's stock from the Nasdaq SmallCap Market to the NASD Bulletin Board. The move initiated by Nasdaq resulted from the Company's inability to meet the Nasdaq listing standard of a minimum bid price of $1.00 per share. All of the Company's current market makers trade securities through the NASD Bulletin Board and management anticipates that these market makers will continue to trade the Company's stock.

Results of Operations - Material Changes

The decrease of $277,119 in product sales for first quarter 1997 as compared to first quarter 1996 resulted from the loss of revenue from the ClinicManager product line and a decrease in the number of laboratory systems sold. The decrease in the number of laboratory systems sold in first quarter 1997 resulted from a turnover in the Company's sales staff. During the second quarter of 1997, the Company expects to hire additional salespersons in order to increase product sales in future periods. Management believes that product sales for 1997 will continue to lag 1996 results until the new sales of its IntraMed.net product line exceed previous ClinicManager sales levels.

INFORMEDICS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The decrease in customer service and support revenue of $161,366 for first quarter 1997 as compared to first quarter 1996 resulted from the loss of revenue from the ClinicManager product line of $104,764 and from a decrease in the number of customers who purchased the Company's hardware support services. The decrease in the number of customers who purchased the Company's hardware support services resulted from customers purchasing hardware with extended on-site warranties and from customers who elect to service the hardware with in-house personnel or local hardware support vendors.

The decrease of $205,614 in the cost of products sold in first quarter 1997 as compared to first quarter 1996 resulted from a decrease in hardware sales of $242,968. The decrease in hardware sales resulted from a loss of revenue from the ClinicManager product line, a decrease in the number of laboratory systems sold and a decrease in hardware sales related to the Company's lab order entry product line as Quest Diagnostics, Inc. elected to purchase its hardware from another vendor.

The decrease of $219,704 or 30% in cost of customer service and support resulted from a reduction in staff and other costs as a result of the sale of the ClinicManager product line. Management anticipates that cost of customer service and support for the remainder of 1997 will be less than comparable periods in 1996.

The decrease of $142,914 or 23% in selling and administration expense in first quarter 1997 resulted from a reduction in staff and other costs as a result of the sale of the ClinicManager product line. In addition, a turnover in the Company's sales staff resulted in fewer salespersons on staff in first quarter 1997 when compared to first quarter 1996. The reduction in sales staff in 1997 resulted in lower wages and benefits for first quarter 1997 when compared to first quarter 1996. Although selling and administration expenses were less in first quarter 1997 than in first quarter 1996, management anticipates that these expenses will increase during the remainder of 1997 as the Company plans to expand its sales and marketing efforts of its IntraMed.net and LifeLine product lines.

Liquidity - Capital Resources

The Company's cash position grew from $323,217 on October 31, 1996 to $370,220 on January 31, 1997. The net cash provided by operating activities during first quarter 1997 of $199,459 was sufficient to cover the net cash used to acquire additional assets, fund the development of the Company's software and pay off the revolving line of credit. Based upon the anticipation of higher product sales and reduced operating expenses, management believes that the Company's current cash position and available funds under its revolving line of credit agreement will be sufficient to fund its operating and investment activities for the remainder of fiscal 1997.

Continuing losses and an increase in the deferred revenue liability on January 31, 1997, when compared to October 31, 1996, resulted in a negative working capital of $609,993 on January 31, 1997 as compared to a negative working capital of $415,041 on October 31, 1996. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on January 31, 1997 was $956,789, compared to $859,646 on October 31, 1996.

Capital expenditures for property additions were $4,815 in first quarter 1997 compared to $55,609 in first quarter 1996. The decrease resulted from management's decision to reduce capital expenditures in 1997. Management anticipates that capital expenditures for property additions for the remainder of 1997 will continue to be less than 1996 amounts.

The Company has a $700,000 uncommitted revolving line of credit with the Company's bank. At January 31, 1997, the Company had paid off the balance of the revolving line of credit. All of the assets of the Company are pledged as security for the line of credit. Terms of the revolving line of credit require the Company to maintain certain financial ratios. As of the date of this Quarterly Report, the Company has maintained the required ratios. The Company is in the process of renewing the line of credit, which expires April 15, 1997. Management anticipates that the line of credit will be renewed under the same terms and conditions.

                                INFORMEDICS, INC.

                           Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               10(a)* Employment Agreement between the Company and Gerald P. Kelly, dated August 9, 1996.

               27        Financial Data Schedule

          (b) Reports on Form 8-K. On November 15,1996, the Company filed Form 8-K, dated October 31, 1996. In the Form 8-K, the Company reported that it sold certain assets of its ClinicManager product line to Adaptive Health Systems of Washington, Inc.


-----------------------------
         *  Management contract or compensatory plan or arrangement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              INFORMEDICS, INC.
                                              (Registrant)


Date:     March 13, 1997                      By: /s/ John Tortorici
                                                 -------------------
                                                 John Tortorici,
                                                 Chairman and Chief
                                                 Executive Officer



Date:     March 13, 1997                      By: /s/ Dale E. Conner
                                                 -------------------
                                                 Dale E. Conner,
                                                 Vice President and
                                                 Chief Financial Officer

                                   FORM 10-QSB

                                  Exhibit Index

Exhibit
-------

10(a)          Employment Agreement between the Company and
               Gerald P. Kelly, dated August 9, 1996.

27             Financial Data Schedule