Form 10QSB
period 1997-04-30
INFORMEDICS INC
filed 1997-06-12
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

        For the transition period from                to
                                      ----------------  ----------------

                         Commission file number 2-86360



                                INFORMEDICS, INC.
        (Exact name of small business issuer as specified in its charter)

              Oregon                                  93-0750571

       (State of incorporation)          (I.R.S. Employer Identification No.)



                              4000 Kruse Way Place
                                Bldg 3, Suite 300
                              Lake Oswego, OR 97035
                              ---------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (503) 697-3000

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Informedics, Inc. $.01 par value common stock outstanding as of May 30, 1997: 2,650,307.

                                INFORMEDICS, INC.


                         Part I - Financial Information




          The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended April 30, 1997 are not necessarily indicative of results to be expected for the entire year.

INFORMEDICS,  INC.
STATEMENTS OF OPERATIONS


                                                    Three Months Ended                                 Six Months Ended
                                                         April 30,                                       April 30,

                                         -----------------------------------------     ---------------------------------------
                                                1997                1996                      1997               1996

                                         ------------------    -------------------     -------------------   -----------------

REVENUE:
Product Sales                                  $  274,249             $  390,478             $  424,010           $  817,358
Customer Service and Support                      640,985                894,226              1,336,920            1,751,527
                                         ------------------    -------------------    -------------------    -----------------

Total Revenue                                     915,234              1,284,704              1,760,930            2,568,885
                                         ------------------    -------------------     ------------------    -----------------

COSTS AND EXPENSES:
Cost of Products Sold                              25,450                133,416                 53,661              367,241
Cost of Customer Service and Support
                                                  471,916                765,852                973,002            1,476,711
Selling & Administrative Expenses                 521,721                510,957              1,006,868            1,148,949
Depreciation & Amortization                       100,627                128,159                202,237              215,357
                                         ------------------    -------------------     ------------------    -----------------

Total Costs and Expenses                        1,119,714              1,538,384              2,235,768            3,208,258
                                         ------------------    -------------------     ------------------    -----------------

Operating  Loss                                 (204,480)              (253,680)              (474,838)            (639,373)
                                         ------------------    -------------------     ------------------    -----------------

OTHER INCOME (EXPENSE):
Interest Expense                                    (686)                   ----                (4,521)                  (7)
Interest Income                                    11,019                  4,561                 19,699                8,665
Other Income                                        6,430                    329                 10,099                  115
                                         ------------------    -------------------     ------------------    -----------------

Total Other Income                                 16,763                  4,890                 25,277                8,773
                                         ------------------    -------------------     ------------------    -----------------

LOSS BEFORE INCOME TAXES                        (187,717)              (248,790)              (449,561)            (630,600)

INCOME TAX                                            ---               (94,752)                    ---            (240,715)
BENEFIT
                                         ------------------    -------------------     ------------------    -----------------

NET LOSS                                     $  (187,717)           $  (154,038)           $  (449,561)         $  (389,885)
                                         ==================    ===================     ==================    =================

Weighted Average Number of Common
Shares Outstanding and Common Stock
Equivalents Outstanding
                                                2,650,307              2,645,208              2,650,307            2,644,296
                                         ==================    ===================     ==================    =================



LOSS PER SHARE                               $     (0.07)         $       (0.06)           $     (0.17)       $       (0.15)
                                         ==================    ===================     ==================    =================


See Notes to Financial Statements.

INFORMEDICS, INC.
BALANCE SHEETS

                                                                     April 30,             October 31,
ASSETS                                                                 1997                    1996
                                                                 -------------------    -------------------


CURRENT ASSETS:

Cash                                                                    $  166,152             $  323,217
Accounts Receivable, less allowance
   for doubtful accounts of $  61,000 in
   1997 and $ 28,439 in 1996                                               492,398                681,303
Inventories                                                                 14,876                 23,833
Prepaid Expenses and Other Current Assets                                   31,336                 36,150
Deferred Income Taxes                                                      159,251                182,483
Current Portion of Long-Term                                                11,928                 11,928
Receivable
Current Portion of Notes Receivable                                        335,174                 54,095
                                                                 -------------------    -------------------

Total Current Assets                                                     1,211,115              1,313,009
                                                                 -------------------    -------------------


FIXED ASSETS:

Furniture and Fixtures                                                     134,282                134,282
Machinery and Equipment                                                    596,256                583,961
Automobiles                                                                 29,138                 29,138
Leasehold Improvements                                                      26,738                 20,442
Other Fixed Assets                                                         139,781                136,805
                                                                 -------------------    -------------------
                                                                           926,195                904,628
Less accumulated depreciation and amortization                             744,108                672,300
                                                                 -------------------
                                                                                        -------------------

Total Fixed Assets                                                         182,087                232,328
                                                                 -------------------    -------------------


OTHER ASSETS:

Long-Term Account Receivable                                                36,778                 42,742
Notes Receivable                                                               ---                305,102
Software Development Costs,
   less accumulated  amortization of $ 663,924 in
   1997 and $ 542,884 in 1996                                              242,198                305,415
Covenants Not to Compete,
   less accumulated amortization of $ 487,415  in 1997
   and $ 479,698 in 1996                                                     6,630                 14,348
Deferred Income Taxes, less valuation reserve of
    $ 185,089 in 1997                                                      636,292                613,060
Other                                                                       39,874                 41,816
                                                                 -------------------    -------------------


Total Other Assets                                                         961,772              1,322,483
                                                                 -------------------    -------------------


TOTAL ASSETS                                                          $  2,354,974           $  2,867,820
                                                                 ===================    ===================

See Notes to Financial Statements


INFORMEDICS, INC.
BALANCE SHEETS


                                                                        April 30,             October 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                   1997                   1996
                                                                    ------------------     ------------------

   CURRENT LIABILITIES:

   Accounts Payable and Accrued Expenses:
      Trade Accounts                                                      $  113,044             $  115,543
      Customer Deposits                                                       11,255                  4,120
      Accrued Wages, Payroll Taxes and Employee
         Benefits                                                            125,174                175,285
      Other Accrued Liabilities                                                8,541                    767
   Revolving Line of Credit (Note 2)                                         100,000                125,000
   Deferred Revenue                                                        1,289,537              1,274,687
   Current Portion of Deferred Rent                                           13,033                 13,033
   Current Portion of Deferred Gain on Sale of Assets                         98,073                 19,615
                                                                    ------------------     ------------------


   Total Current Liabilities                                               1,758,657              1,728,050

   LONG-TERM OBLIGATIONS:

   Deferred Rent                                                              23,894                 30,411
   Deferred Gain on Sale of Assets                                               ---                 87,375
                                                                    ------------------     ------------------

   Total Current Liabilities and
      Long-Term Obligations                                                1,782,551              1,845,836
                                                                    ------------------     ------------------


   STOCKHOLDERS' EQUITY:

   Preferred Stock, $ .01 par value:
      authorized 5,000,000 shares;
      no shares outstanding                                                      ---                   ----
   Common Stock, $.01 par value:
      authorized 15,000,000 shares;
      shares outstanding:  2,650,307 in 1997 and 1996                         26,503                 26,503
   Capital in Excess of Par Value                                          1,914,213              1,914,213
   Note Receivable from Stockholder                                         (22,000)               (22,000)
   Accumulated Deficit                                                   (1,346,293)              (896,732)
                                                                    ------------------     ------------------


   Total Stockholders' Equity                                                572,423              1,021,984
                                                                    ------------------     ------------------


   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                            $  2,354,974           $  2,867,820
                                                                    ==================     ==================


   See Notes to Financial Statements.



INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended April 30,

                                                                       -----------------------------------------
                                                                           1997                   1996
                                                                       -----------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                 $  (449,561)           $  (389,885)

ADJUSTMENTS  TO RECONCILE  NET LOSS TO NET
CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Depreciation and Amortization                                                  202,237                215,357
 Provision for losses on (write off of) accounts receivable                      32,561               (16,234)
 Deferred Income Taxes                                                              ---              (241,521)
 Tax benefits from stock options exercised                                          ---                    796
 Gain on Sale of Assets                                                         (8,917)                    ---
 Changes in Assets and Liabilities:
   Accounts Receivable                                                          162,308                 66,377
   Income taxes receivable                                                          ---                 29,087
   Inventories                                                                    8,957                 38,093
   Prepaid Expenses and Other Current Assets                                      4,814                 52,367
   Accounts Payable and Accrued Expenses                                       (37,701)                 44,804
   Notes Receivable                                                              24,023                    ---
   Deferred Revenue                                                              14,850                258,337
   Deferred Rent                                                                (6,517)                (6,516)
                                                                       ------------------     ------------------
Net cash provided by (used in) operating activities                            (52,946)                 51,062
                                                                       ------------------     ------------------


INVESTING ACTIVITIES:
 Property additions                                                            (23,238)               (57,253)
 Capitalized software development costs                                        (57,823)              (135,477)
 Other                                                                            1,942                  3,287
                                                                       ------------------     ------------------
 Net cash used in investing activities                                         (79,119)              (189,443)
                                                                       ------------------     ------------------


FINANCING ACTIVITIES:
 Decrease in revolving line of credit                                          (25,000)                    ---
 Proceeds from issuance of common stock                                             ---                  2,997
                                                                       ------------------     ------------------

 Net cash provided by (used in) financing activities                           (25,000)                  2,997
                                                                       ------------------     ------------------

NET DECREASE IN CASH                                                          (157,065)              (135,384)

CASH AT BEGINNING OF PERIOD                                                     323,217                534,260
                                                                       ------------------     ------------------

CASH AT END OF PERIOD                                                        $  166,152              $ 398,876
                                                                       ==================     ==================


 INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended April 30,
                                                                 -------------------------------------------
                                                                        1997                    1996
                                                                 -------------------------------------------


Supplemental Disclosures of Cash Flow
 Information:

Cash paid for:
 Interest                                                                $  4,521               $     7

 Income Taxes Received                                                       ----               (29,077)





















See Notes to Financial Statements.

INFORMEDICS, INC.
NOTES  TO FINANCIAL STATEMENTS


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

        Income Taxes
        ------------

         Income taxes are accounted for using the methodology established by Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes", which requires an asset and a liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

INFORMEDICS, INC.
NOTES  TO FINANCIAL STATEMENTS


         Software Development Costs
         --------------------------

          Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the six-month periods ended April 30, 1997 and 1996 was $ 121,040 and $ 80,693, respectively.

         Covenants Not to Compete
         ------------------------

         Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for the six-month periods ended April 30, 1997 and 1996 was $ 7,718 and $ 38,582, respectively.

         Loss Per Share
         --------------

         Loss per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents which would arise from the exercise of stock options and warrants. Common stock equivalents are excluded from the calculation of net loss per share for the six months ended April 30, 1997 and 1996, as they are antidilutive.

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

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128, requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement and requires additional disclosures regarding the computation of EPS. The new standard becomes effective for interim statements issued after December 15, 1997. The effect on earnings per share for all periods reported is immaterial.

INFORMEDICS, INC.
NOTES  TO FINANCIAL STATEMENTS

         Reclassifications
         -----------------

         Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income.


2.        CREDIT AGREEMENTS

         In April 1997 the Company renewed its revolving line of credit agreement with United States National Bank of Oregon ("USNB"). The line of credit agreement allows the Company to borrow up to $700,000 and requires the Company to maintain certain financial ratios. All assets of the Company are pledged as security for the loan. The agreement requires the Company to make monthly interest-only payments on all amounts outstanding under the agreement. The interest rate varies from 1% to 2% above USNB's prime interest rate. On April 30, 1997, the Company's balance outstanding under the agreement was $100,000 and the interest rate was 9.50%. The agreement expires April 15, 1998.

INFORMEDICS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. THOSE STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATION STATED, INCLUDING THE
FOLLOWING: SLOWER THAN EXPECTED SALES OF INFORMEDICS' PRODUCTS, DETERIORATION OF BUSINESS CONDITIONS GENERALLY OR SPECIFICALLY IN THE HEALTH-CARE INDUSTRY, REGULATORY CHANGES INVOLVING HEALTH CARE, COMPETITIVE FACTORS, PRICE PRESSURES AND HIGHER THAN EXPECTED TURNOVER IN KEY PERSONNEL.

Highlights
----------
On October 31, 1996, the Company sold certain assets of its ClinicManager product line to Adaptive Health Systems of Washington, Inc. (`Adaptive'). In April 1997 certain conditions of the sale were satisfied, resulting in an acceleration of the note receivable payments due from Adaptive. On May 8, 1997, the Company received $406,500 from Adaptive to pay off the note. The Company expects to recognize a gain of approximately $166,000 during its third quarter ended July 31, 1997 relating to the funds received from Adaptive in May 1997.

The sale of the ClinicManager product line and other cost cutting measures resulted in improved operating results, as the Company reduced its loss before income taxes for the second quarter and the first six months of 1997, when compared to the same periods in 1996. The loss before income taxes decreased from $248,790 in second quarter 1996 to $187,717 in second quarter 1997 and from $630,600 for the first six months of 1996 to $449,561 for the first six months of 1997.

The elimination of the ClinicManager product line from the Company's revenue base resulted in a decrease in both product sales and customer service and support revenue for the second quarter and the first six months of 1997. Total revenue decreased from $1,284,704 and $2,568,885 for the second quarter and first six months of 1996, respectively, to $915,234 and $1,760,930 for the second quarter and first six months of 1997, respectively.

The Company did not record an income tax benefit in fiscal 1997 because it established a valuation reserve against its deferred tax assets in the amount of $185,089 for the six month period. This resulted in the Company's reporting a higher loss (after taxes) for second quarter 1997 of $187,717 or $0.07 per share compared to $154,038 or $0.06 per share for second quarter 1996. For the first six months of 1997, the Company reported a net loss of $449,561 or $0.17 per share compared to a net loss of $389,885 or $0.15 per share for the first six months of 1996.

Results of Operations - Material Changes
----------------------------------------

The decrease in product sales of $116,229 for second quarter 1997 as compared to second quarter 1996 resulted from the loss of revenue from the ClinicManager product line, offset in part by an increase in laboratory system product sales. The decrease in product sales of $393,348 for the first six months of 1997 resulted from the loss of revenue from the ClinicManager product line and a decrease in laboratory system product sales during the first quarter of 1997. During the second quarter of 1997, the Company hired additional salespersons to increase product sales in future periods. Management believes that products sales for 1997 will continue to lag 1996 results until sales of its new IntraMed.net product line exceed previous ClinicManager sales levels.

The decrease in customer service and support revenue of $253,241 and $414,607 for the second quarter and first six months of 1997, respectively, when compared to the same periods in 1996, resulted from a loss of revenue from the ClinicManager product line, a decrease in the number of customers who purchased the Company's hardware support services and a reduction in revenue from not charging laboratory systems' customers a regulatory fee in 1997 as it did in 1996. In the second quarter of 1997, the Company began marketing a new technical support service to help replace the revenue lost from the hardware support services. Management believes that customer service and support revenue for the remainder of 1997 will continue to be less than comparable periods in 1996.

A decrease in hardware sales of $124,771 and $367,739 for the second quarter and first six months of 1997, respectively, resulted in a decrease in the cost of products sold. The decrease in hardware sales resulted from the

INFORMEDICS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

elimination of revenue from the ClinicManager product line, a decrease in the number of laboratory systems sold in the first quarter, and a decrease in hardware sales related to the Company's lab order entry product line as Quest Diagnostics, Inc., elected to purchase its hardware from another vendor.

The decrease of $293,936 and $503,709 in cost of customer service and support for the second quarter and first six months of 1997, respectively, resulted from a reduction in staff and other costs as a result of the sale of the ClinicManager product line. Management anticipates that cost of customer service and support for the remainder of 1997 will be less than comparable periods in 1996.

The increase of $10,764 in selling and administration expenses for the second quarter of 1997 compared to the second quarter of 1996, resulted from increases in sales and marketing costs and in bad debt expense, offset in part by a decrease in rent expense. The increase in sales and marketing costs resulted from hiring additional salespersons, placing more advertisements and incurring additional travel related costs to market the Company's IntraMed.net and LifeLine product lines. The increase in bad debt expense resulted from setting up a reserve for one customer who is experiencing financial difficulties. The decrease in rent expense resulted from the Company subletting part of the its office space. Management anticipates that selling and administration expenses will be higher during the remainder of 1997 than comparable periods in 1996, as the Company plans to continue its expanded sales and marketing efforts of its IntraMed.net and LifeLine product lines.

Liquidity - Capital Resources
-----------------------------

The Company's cash position decreased from $323,217 on October 31, 1996 to $166,152 on April 30, 1997, as the Company used $52,946 of its cash for operating activities, $79,119 for investing activities and $25,000 for financing activities. As discussed earlier, the Company received $406,500 from Adaptive on May 8, 1997 in full payment of the Company's note receivable. Based upon the anticipation of higher product sales, reduced operating expenses and the receipt of funds from Adaptive, management believes that the Company's current cash position and available funds under its revolving line of credit agreement will be sufficient to fund its operating and investment activities for the remainder of fiscal 1997.

Continuing losses resulted in a negative working capital of $547,542 on April 30, 1997 as compared to a negative working capital of $415,041 on October 31, 1996. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on April 30, 1997 was $741,995, compared to $859,646 on October 31, 1996.

Capital expenditures for property additions were $23,238 for the first six months of 1997 compared to $57,253 for the first six months of 1996. The decrease resulted from management's decision to reduce capital expenditures in 1997. Management anticipates that capital expenditures for property additions for remainder of 1997 will continue to be less than 1996 amounts.

Capitalized software development costs amounted to $57,823 and $135,477 for the first six months of 1997 and 1996, respectively. The decrease resulted from the reduction of the software development costs associated with the ClinicManager product. Management anticipates that capitalized software development cost for the remainder of 1997 will continue to be less than 1996 amounts.

In April 1997 the Company renewed its $700,000 uncommitted revolving line of credit with the Company's bank. At April 30, 1997, the Company's balance under this line of credit was $100,000. All of the assets of the Company are pledged as security for the line of credit. Terms of the revolving line of credit require the Company to maintain certain financial ratios. As of the date of this Quarterly Report, the Company has maintained the required ratios. The line of credit expires April 15, 1998.

                                INFORMEDICS, INC.

                           Part II - Other Information


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------


     (a) The 1997 Annual Shareholders Meeting was held March 14, 1997.

     (b) The following directors were re-elected at the meeting with the following votes:

                                        Votes For                 Votes Withheld
                                        ---------                 --------------

        John Tortorici                     2,297,385                 74,532
        Charles V. Dexter                  2,317,435                 54,482
        Richard D. Glaser                  2,296,435                 75,482
        Ronald P. Witcosky                 2,307,435                 64,482
        Gerald P. Kelly                    2,322,635                 49,282

     (c) The following other matters were approved at the meeting:

         Ratification of the appointment of Deloitte & Touche LLP as independent public accountants for fiscal 1997.

                    For                    Against                   Abstain
                    ---                    -------                   -------

                  2,340,500                 15,200                    16,217


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

                    (a)  Exhibits.

                          27        Financial Data Schedule

                    (b) Reports on Form 8-K. On March 26, 1997, the Company filed Form 8-K, dated March 14, 1997. In the Form 8-K, the Company reported the resignation of Mr. Gerald Kelly as President and Chief Operating Officer and as director of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INFORMEDICS, INC.
                                        (Registrant)


Date   June 11, 1997                    By /s/ John Tortorici
      ---------------                      -------------------------------------
                                           John Tortorici, Chairman, President
                                           and Chief Executive Officer



Date   June 11, 1997                    By /s/ Dale E. Conner
      ---------------                      -------------------------------------
                                           Dale E. Conner, Vice President
                                           and Chief Financial Officer

                                   FORM 10-QSB

                                  Exhibit Index

Exhibit

  27       Financial Data Schedule