Form 10QSB
period 1997-07-31
INFORMEDICS INC
filed 1997-09-15
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

         For the transition period from________________to________________


                         Commission file number 2-86360



                                INFORMEDICS, INC.
        (Exact name of small business issuer as specified in its charter)

            Oregon                                  93-0750571

    (State of incorporation)             (I.R.S. Employer Identification No.)



                       4000 Kruse Way Place, Bldg 3, Suite
                           300, Lake Oswego, OR 97035
                           --------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (503) 697-3000

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Informedics, Inc. $.01 par value common stock outstanding as of August 29, 1997: 2,650,307.

                                INFORMEDICS, INC.


                         Part I - Financial Information




          The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended July 31, 1997 are not necessarily indicative of results to be expected for the entire year.

INFORMEDICS,  INC.
STATEMENTS OF OPERATIONS

                                                    Three Months Ended                                 Nine Months Ended
                                                         July 31,                                        July 31,

                                         -----------------------------------------     ---------------------------------------
                                                1997                1996                      1997               1996

                                         ------------------    -------------------     -------------------   -----------------
REVENUE:
Product Sales                                   $  99,707             $  356,587             $  523,717         $  1,173,945
Customer Service and Support                      622,438                908,365              1,959,358            2,659,892
                                         ------------------    -------------------    -------------------    -----------------

Total Revenue                                     722,145              1,264,952              2,483,075            3,833,837
                                         ------------------    -------------------     ------------------    -----------------

COSTS AND EXPENSES:
Cost of Products Sold                              44,644                171,323                 98,305              538,563
Cost of Customer Service and Support
                                                  447,932                696,402              1,420,933            2,190,275
Selling & Administrative Expenses                 434,087                416,793              1,440,995            1,548,580
Depreciation & Amortization                        99,095                123,375                301,292              338,733
                                         ------------------    -------------------     ------------------    -----------------

Total Costs and Expenses                        1,025,758              1,407,893              3,261,525            4,616,151
                                         ------------------    -------------------     ------------------    -----------------

Operating  Loss                                  (303,613)              (142,941)              (778,450)            (782,314)
                                         ------------------    -------------------     ------------------    -----------------

OTHER INCOME (EXPENSE):
Interest Expense                                     (237)                  ----                 (4,759)                  (7)
Interest Income                                     7,219                  2,987                 26,918               11,652
 Other Income                                     169,777                   (186)               179,876                  (71)
                                         ------------------    -------------------     ------------------    -----------------

Total Other Income                                176,759                  2,801                202,035               11,574
                                         ------------------    -------------------     ------------------    -----------------

LOSS BEFORE INCOME TAXES                         (126,854)              (140,140)              (576,415)            (770,740)

INCOME TAX PROVISION                              688,025                (52,178)               688,025             (292,893)
(BENEFIT)
                                         ------------------    -------------------     ------------------    -----------------

NET LOSS                                     $   (814,879)            $  (87,962)         $  (1,264,440)       $    (477,847)
                                         ==================    ===================     ==================    =================

Weighted Average Number of Common
Shares Outstanding and Common Stock
Equivalents Outstanding
                                                2,650,307              2,646,381              2,650,307            2,644,995
                                         ==================    ===================     ==================    =================



LOSS PER SHARE                               $      (0.31)            $    (0.03)         $       (0.48)       $       (0.18)
                                         ==================    ===================     ==================    =================


 See Notes to Financial Statements.

INFORMEDICS, INC.
BALANCE SHEETS

                                                                      July 31,             October 31,
ASSETS                                                                   1997                  1996
                                                                 -------------------    -------------------

CURRENT ASSETS:

Cash                                                                    $  259,154             $  323,217
Accounts Receivable, less allowance
   for doubtful accounts of $  22,727 in
   1997 and $ 28,439 in 1996                                               386,261                681,303
Inventories                                                                 20,021                 23,833
Prepaid Expenses and Other Current Assets                                   45,358                 36,150
Deferred Income Taxes                                                      101,271                182,483
Current Portion of Long-Term                                                11,928                 11,928
Receivable
Current Portion of Notes Receivable                                            ---                 54,095
                                                                 -------------------    -------------------

Total Current Assets                                                       823,993              1,313,009
                                                                 -------------------    -------------------


FIXED ASSETS:

Furniture and Fixtures                                                     134,282                134,282
Machinery and Equipment                                                    610,273                583,961
Automobiles                                                                    ---                 29,138
Leasehold Improvements                                                      26,738                 20,442
Other Fixed Assets                                                         142,545                136,805
                                                                 -------------------    -------------------
                                                                           913,838                904,628
Less accumulated depreciation and amortization                             760,218                672,300
                                                                 -------------------    -------------------

Total Fixed Assets                                                         153,620                232,328
                                                                 -------------------    -------------------


OTHER ASSETS:

Long-Term Account Receivable                                                33,796                 42,742
Notes Receivable                                                               ---                305,102
Software Development Costs,
   less accumulated  amortization of $ 724,445 in
   1997 and $ 542,884 in 1996                                              210,738                305,415
Covenants Not to Compete,
   less accumulated amortization of $ 491,274  in 1997
   and $ 479,698 in 1996                                                     2,772                 14,348
Deferred Income Taxes                                                        6,247                613,060
Other                                                                       39,799                 41,816
                                                                 -------------------    -------------------
Total Other Assets                                                         293,352              1,322,483
                                                                 -------------------    -------------------

TOTAL ASSETS                                                          $  1,270,965           $  2,867,820
                                                                 ===================    ===================

See Notes to Financial Statements

INFORMEDICS, INC.
BALANCE SHEETS

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       July 31,              October 31,
                                                                          1997                   1996
                                                                    ------------------     ------------------

   CURRENT LIABILITIES:

   Accounts Payable and Accrued Expenses:
      Trade Accounts                                                       $  72,499             $  115,543
      Customer Deposits                                                        9,430                  4,120
      Accrued Wages, Payroll Taxes and Employee
         Benefits                                                            136,341                175,285
      Other Accrued Liabilities                                                8,705                    767
   Revolving Line of Credit (Note 2)                                             ---                125,000
   Deferred Revenue                                                        1,252,787              1,274,687
   Current Portion of Deferred Rent                                           13,033                 13,033
   Current Portion of Deferred Gain on Sale of Assets                            ---                 19,615
                                                                    ------------------     ------------------

   Total Current Liabilities                                               1,492,795              1,728,050

   LONG-TERM OBLIGATIONS:

   Deferred Rent                                                              20,636                 30,411
   Deferred Gain on Sale of Assets                                               ---                 87,375
                                                                    ------------------      ------------------

   Total Current Liabilities and
      Long-Term Obligations                                                1,513,431              1,845,836
                                                                    ------------------     ------------------


   STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred Stock, $ .01 par value:
      authorized 5,000,000 shares;
      no shares outstanding                                                      ---                   ----
   Common Stock, $.01 par value:
      authorized 15,000,000 shares;
      shares outstanding:  2,650,307 in 1997 and 1996                         26,503                 26,503
   Capital in Excess of Par Value                                          1,914,213              1,914,213
   Note Receivable from Stockholder                                          (22,000)               (22,000)
   Accumulated Deficit                                                    (2,161,182)              (896,732)
                                                                    ------------------     ------------------


   Total Stockholders' Equity (Deficit)                                     (242,466)             1,021,984
                                                                    ------------------     ------------------


   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                  $  1,270,965           $  2,867,820
                                                                    ==================     ==================


   See Notes to Financial Statements.

INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended July 31,

                                                                       -----------------------------------------
                                                                           1997                   1996
                                                                       -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $  (1,264,450)           $  (477,847)

ADJUSTMENTS  TO RECONCILE  NET LOSS TO NET
 CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Depreciation and Amortization                                                  301,292                338,733
 Provision for losses on (write off of) accounts receivable                      (5,712)               (18,899)
 Deferred Income Taxes                                                          606,813               (294,219)
 Tax benefits from stock options exercised                                          ---                  1,316
 Gain on Sale of Assets                                                        (106,990)                   ---
 Changes in Assets and Liabilities:
   Accounts Receivable                                                          309,700                102,888
   Income taxes receivable                                                       81,212                 29,077
   Inventories                                                                    3,812                 44,962
   Prepaid Expenses and Other Current Assets                                     (9,208)                55,634
   Accounts Payable and Accrued Expenses                                        (68,740)               (80,043)
   Notes Receivable                                                             359,197                    ---
   Deferred Revenue                                                             (21,900)               245,234
   Deferred Rent                                                                 (9,775)                (9,775)
                                                                       ------------------     ------------------
Net cash provided by (used in) operating activities                             175,251                (62,939)
                                                                       ------------------     ------------------

INVESTING ACTIVITIES:
 Property additions                                                             (40,019)               (69,921)
 Capitalized software development costs                                         (86,884)              (159,990)
 Other                                                                           12,589                  3,285
                                                                       ------------------     ------------------
 Net cash used in investing activities                                         (114,314)              (226,626)
                                                                       ------------------     ------------------


FINANCING ACTIVITIES:
 Decrease in revolving line of credit                                         (125,000)                100,000
 Proceeds from issuance of common stock                                             ---                  4,674
                                                                       ------------------     ------------------

 Net cash provided by (used in) financing activities                          (125,000)                104,674
                                                                       ------------------     ------------------

NET DECREASE IN CASH                                                           (64,063)               (184,891)

CASH AT BEGINNING OF PERIOD                                                     323,217                534,260
                                                                       ------------------     ------------------

CASH AT END OF PERIOD                                                        $  259,154              $ 349,369
                                                                       ==================     ==================


INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended July 31,
                                                                 -------------------------------------------
                                                                        1997                    1996
                                                                 -------------------------------------------

Supplemental Disclosures of Cash Flow
 Information:

Cash paid for:
 Interest                                                                 $  4,759           $      7

 Income Taxes Received                                                        ----            (29,077)








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

INFORMEDICS, INC.
NOTES  TO FINANCIAL STATEMENTS


          Software Development Costs
          --------------------------

          Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the nine-month periods ended July 31, 1997 and 1996 was $ 181,561 and $ 141,213, respectively.

          Covenants Not to Compete
          ------------------------

          Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for the nine-month periods ended July 31, 1997 and 1996 was $ 11,576 and $ 57,874, respectively.

          Loss Per Share
          --------------

          Loss per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents which would arise from the exercise of stock options and warrants. Common stock equivalents are excluded from the calculation of net loss per share for the nine months ended July 31, 1997 and 1996, as they are antidilutive.

          Cash and Cash Equivalents
          -------------------------

          The Company considers cash on hand, deposits in bank and highly liquid debt instruments purchased with original maturity dates of three months or less, as cash.

          Accounting Changes
          ------------------

          In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement establishes an alternative method of accounting that requires recognizing as expense the fair value of employee stock options and other stock-based awards at the grant date. SFAS No. 123 also allows the continuation of the current accounting treatment under which the Company does not recognize compensation expense for the stock options it awards to employees. Since the Company is electing to retain its current method, it will be required to present pro forma disclosures in its 1997 annual financial statements as if the fair value based method had been applied.

          In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS 128, requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement and requires additional disclosures regarding the computation of EPS. The new standard becomes effective for interim statements issued after December 15, 1997. The effect on earnings per share for all periods reported is immaterial.

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending October 31, 1999. Reclassification of earlier financial statements for comparative purposes is required. The impact on the Company's financial statements is not expected to be material.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year ending October 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

          Reclassifications
          -----------------

          Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income.


2.        CREDIT AGREEMENTS

          In April 1997 the Company renewed its revolving line of credit agreement with United States National Bank of Oregon ("USNB") in the amount of $700,000. The Company was not able to maintain its Debt to Tangible Net Worth covenant, and as a result, the borrowing limit was reduced to $200,000 in August 1997. USNB agreed to waive this covenant through October 31, 1997. All assets of the Company are pledged as security for the loan. The agreement requires the Company to make monthly interest-only payments on all amounts outstanding under the agreement. The interest rate is 2% above USNB's prime interest rate. There was no amount outstanding under this agreement as of July 31, 1997. The agreement expires December 31, 1997.

3.         SUBSEQUENT EVENTS

          On July 29, 1997, the Company signed a letter of intent to merge into Mediware Systems, Inc. of Melville, NY. As described in the letter of intent, the proposed merger terms provide for the Company's stockholders to receive one share of Mediware stock for every four shares of Company stock. The merger is subject to completion of due diligence, execution of a definitive agreement, and approval by the Company's stockholders.

          The Company's management recently determined that the benefit of the Company's net operating loss carryforwards was not likely to be realized. Accordingly, during the current year the Company increased the valuation reserve to fully reserve the deferred tax asset relating to the net operating loss carryforwards.

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

Highlights
----------

On July 29, 1997, the Company signed a letter of intent to merge into Mediware Information Systems, Inc. ("Mediware") of Melville, NY. As described in the letter of intent, the proposed merger terms provide for the Company's stockholders to receive one share of Mediware stock for every four shares of Company stock. The merger is subject to completion of due diligence, execution of a definitive agreement, and approval by the Company's stockholders. Management believes that merging the two companies will benefit both stockholders and customers by combining products, customer bases and resources.

On October 31, 1996, the Company sold certain assets of its ClinicManager product line to Adaptive Health Systems of Washington, Inc. ("Adaptive"). In April 1997 certain conditions of the sale were satisfied, resulting in an acceleration of the note receivable payments due from Adaptive. On May 8, 1997, the Company received $406,500 from Adaptive to pay off the note. The Company recognized a gain of approximately $166,000 during its third quarter ended July 31, 1997 relating to the funds received from Adaptive in May 1997.

The sale of the ClinicManager product line and other cost cutting measures resulted in improved operating results, as the Company reduced its loss before income taxes for the third quarter and the first nine months of 1997, when compared to the same periods in 1996. The loss before income taxes decreased from $140,140 in third quarter 1996 to $126,854 in third quarter 1997 and from $770,740 for the first nine months of 1996 to $576,415 for the first nine months of 1997.

The elimination of the ClinicManager product line from the Company's revenue base resulted in a decrease in both product sales and customer service and support revenue for the third quarter and the first nine months of 1997. Total revenue decreased from $1,264,952 and $3,833,837 for the third quarter and first nine months of 1996, respectively, to $722,145 and $2,483,075 for the third quarter and first nine months of 1997, respectively.

The Company's management recently determined that the benefit of the Company's net operating loss carryforwards was not likely to be realized. Accordingly, during the current year the Company increased the valuation reserve to fully reserve the deferred tax asset relating to the net operating loss carryforwards. The Company therefore wrote down the deferred asset by $688,025 during the third quarter of 1997 which resulted in an after tax loss for the quarter of $814,879 and a loss of $1,264,440 for the first nine months of 1997.

Results of Operations - Material Changes
----------------------------------------

The decrease in product sales of $256,880 for third quarter 1997 as compared to third quarter 1996 resulted from the loss of revenue from the ClinicManager product line, reduced sales of primary product Lifeline, and a decrease in clinic license fees for the Intramed.net product. The decrease in product sales of $650,228 for the first nine months of 1997 resulted from the loss of revenue from the ClinicManager product line and a decrease in laboratory system product sales during 1997. In the second quarter of 1997, the Company hired additional salespersons to increase product sales in future periods. Management believes that products sales for 1997 will continue to lag 1996 results until the new sales of its IntraMed.net product line exceed previous ClinicManager sales levels.

The decrease in customer service and support revenue of $285,927 and $700,534 for the third quarter and first nine months of 1997, respectively, when compared to the same periods in 1996, resulted from a loss of revenue from the ClinicManager product line, a decrease in the number of customers who purchased the Company's hardware support services and a reduction in revenue from not charging laboratory systems' customers a regulatory fee in 1997 as it did in 1996. In the second quarter of 1997, the Company began marketing a new technical support service to help replace the revenue lost from the hardware support services. Management believes that customer service and support revenue for the remainder of 1997 will be less than the comparable period in 1996.

A decrease in hardware sales of $146,320 and $514,059 for the third quarter and first nine months of 1997, respectively, resulted in a decrease in the cost of products sold. The decrease in hardware sales resulted from a loss of revenue from the ClinicManager product line, a decrease in the number of laboratory systems sold, and a decrease in hardware sales related to the Company's lab order entry product line.

The decrease of $248,470 and $769,342 in cost of customer service and support for the third quarter and first nine months of 1997, respectively, resulted from a reduction in staff and other costs as a result of the sale of the ClinicManager product line. Management anticipates that cost of customer service and support for the remainder of 1997 will be less than the comparable period in 1996.

The increase of $17,294 in selling and administration expenses for the third quarter of 1997 compared to the third quarter of 1996, resulted from increases in the sales and marketing costs offset in part by a decrease in rent expense. The increase in sales and marketing costs resulted from hiring additional salespersons, placing more advertisements and incurring additional travel related costs to market the Company's IntraMed.net and LifeLine product lines. However, management anticipates that selling and administration expenses will be lower during the remainder of 1997 than the comparable period in 1996, as the Company continues its cost cutting measures.

Liquidity - Capital Resources
-----------------------------

The Company's cash position decreased from $323,217 on October 31, 1996 to $259,154 on July 31, 1997, as the Company added $175,251 of cash as a result of operating activities, and used $114,314 for investing activities and $125,000 for financing activities. As discussed earlier, the Company received $406,500 from Adaptive on May 8, 1997 in full payment of the Company's note receivable. Based upon the anticipation of higher product sales and reduced operating expenses, management believes that the Company's current cash position and available funds under its revolving line of credit agreement will be sufficient to fund its operating and investment activities for the remainder of fiscal 1997.

Continuing losses resulted in a negative working capital of $668,802 on July 31, 1997 as compared to a negative working capital of $415,041 on October 31, 1996. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on July 31, 1997 was $583,985, compared to $859,846 on October 31, 1996.

Capital expenditures for property additions were $40,019 for the first nine months of 1997 compared to $69,921 for the first nine months of 1996. The decrease resulted from management's decision to reduce capital expenditures in 1997. Management anticipates that capital expenditures for property additions for the remainder of 1997 will continue to be less than 1996 amounts.

Capitalized software development costs amounted to $86,884 and $159,990 for the first nine months of 1997 and 1996, respectively. The decrease resulted from the reduction of the software development costs associated with the ClinicManager product. Management anticipates that capitalized software development cost for the remainder of 1997 will continue to be less than 1996 amounts.

In April 1997 the Company renewed its $700,000 uncommitted revolving line of credit with the Company's bank. There was no amount owing under this agreement as of July 31, 1997. The Company was not able to maintain the required covenant ratios and as a result the Company's bank reduced the credit line to $200,000. The Company's bank agreed to waive this covenant through October 31, 1997. All of the assets of the Company are pledged as security for the line of credit. The credit line agreement expires December 31, 1997.

                                INFORMEDICS, INC.

                           Part II - Other Information




 Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibit.

                          27        Financial Data Schedule


                    (b)  Reports on Form 8-K

                          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            INFORMEDICS, INC.
                                            (Registrant)


Date   September 12, 1997                   By /s/ John Tortorici
       -------------------                  -----------------------------------
                                            John Tortorici, Chairman, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                   FORM 10-QSB

                                  Exhibit Index

Exhibit

         27       Financial Data Schedule