Form 10KSB40
period 1997-10-31
INFORMEDICS INC
filed 1998-01-29
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                               FORM 10-KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: October 31, 1997

                                    OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                           For the transition period from           to
                                                          ---------    ---------

                           Commission file number:         No. 2-86360
                                                  ------------------------------

                               INFORMEDICS, INC.
               (Name of small business issuer in its charter)

        Oregon                                        93-0750571
------------------------                 -------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification No.)

      4000 Kruse Way Place, Bldg 3, Suite 300, Lake Oswego, OR 97035
      --------------------------------------------------------------
                 (Address of principal executive offices)

                 Issuer's telephone number: (503) 697-3000

      Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)of the Act: Common Stock,
    $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained to the best of issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State the issuer's revenues for its most recent fiscal year:  $ 3,249,785
                                                              -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1997:
$2,910,103 based on the average bid and asked prices.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,654,708 shares of $0.01 par value common stock at December 31, 1997.


                     DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One): Yes   ; No X
                                                              ---    ---

                            TABLE OF CONTENTS



Part I                                                                    Page
------

Item 1.   Business...........................................................3
Item 2.   Properties.........................................................6
Item 3.   Legal Proceedings..................................................6
Item 4.   Submission of Matters to a Vote of Security Holders................6


Part II
-------

Item 5.   Market for Common Stock and Related Shareholder Matters............7
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................7
Item 7.   Financial Statements..............................................10
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................23


Part III
--------

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act................23
Item 10.  Executive Compensation............................................24
Item 11.  Security Ownership of Certain Beneficial Owners and Management....26
Item 12.  Certain Relationships and Related Transactions....................26


Part IV
-------

Item 13.  Exhibits and Reports on Form 8-K..................................27

Signatures..................................................................29





















Informedics, IntraMed.net, LifeLine and StarPath are trademarks of Informedics, Inc.

                                   PART I
                                   ------


ITEM 1 - BUSINESS

General
-------

Informedics, Inc. (the "Company") develops and markets a line of computer software applications designed for use in the health care field. The computer systems typically consist of computers, peripheral hardware (such as disk drives and printers), local area network (LAN) hardware and software, and the Company's proprietary software applications.

From 1986 until 1989, the Company focused all of its development and marketing efforts on a line of proprietary blood bank data management systems, called LifeLine. In 1989, the Company purchased a line of pathology data management systems, called StarPath. The blood bank and pathology data management systems are compatible in a number of ways. Both systems are marketed through the same distribution channels to health care providers, both are written in the same computer programming language, and both operate on the same type of computer systems.

In October 1993, the Company purchased a physician practice management system and a laboratory order entry and results reporting system. The physician practice management system was sold to Adaptive Health Systems of Washington, Inc. ("Adaptive") in October 1996. The laboratory order entry and results reporting system is licensed exclusively to Quest Diagnostics, Inc. (formerly, Corning Clinical Laboratories, Inc.), a major independent reference laboratory company.

In the fourth quarter of 1995, the Company completed the development and pilot phase of the application software for the Oregon Medical Electronic Network ("OMEN") project, which is being offered only by the Oregon Medical Association ("OMA"). The OMEN project is being marketed by the OMA to Oregon physicians and other health care providers within the State of Oregon.

In the fourth quarter of 1996, the Company completed the development of the initial extension version of the OMEN software named IntraMed.net, which is designed for Integrated Healthcare Delivery Systems. Integrated Healthcare Delivery Systems provides a flexible and cost-effective communication link via the Internet between organizations and professional healthcare providers. IntraMed.net software is currently marketed throughout the United States by salespersons employed by the Company.

In addition to the sales of the Company's product lines, the Company performs ongoing support and maintenance and programming services for its customers. After the initial installation of a system and related customer training, the Company provides software support, furnishes customers with upgrades of software and hardware and maintains hardware for customers who purchase such services.

The computer hardware marketed by the Company are micro-computer products, running on either Windows or MS-DOS operating systems. The Company has been a dealer for numerous hardware manufacturers and presently focuses its hardware marketing efforts on products manufactured by Compaq, Novell, Hewlett Packard and Epson Pacific.

The Company is evaluating its anticipated costs, problems and uncertainties associated with the Year 2000. Although the Company is not able to determine at this time the impact on its financial results, the Company's management believes that it may incur material remedial costs associated with the Year 2000 compliance and other customer warranty issues. The Company is currently developing a new software release for the LifeLine product, which addresses the Year 2000 issue, expanded bar code labeling to meet anticipated FDA requirements, and customer-recommended enhancements. The Company is also analyzing staffing levels, distribution costs, installation requirements and training in anticipation of this new release of the Company's LifeLine product expected in late summer 1998.

The Company was organized under the laws of the state of Oregon in 1979.

Description of the Company's Products
-------------------------------------

The blood bank data management systems, called LifeLine, are modular, yet fully integrated, software systems which have been designed for the modern blood bank and hospital transfusion service to monitor donor records, unit inventory, and patient test and transfusion history. There are three primary applications of the LifeLine system. The first application supports the needs of the community blood bank whose activities include drawing and managing blood donors as well as testing, processing and distributing blood products. The second application meets the needs of a hospital transfusion service which does not, as a rule, draw blood from donors. The third provides the features required by a hospital which draws blood from donors, manages blood product inventory and maintains related patient test and transfusion information.

IntraMed.net is an example of the new class of application software which uses Internet and World Wide Web technology as its model with a three component architecture; a Web client, a Web server, and an industry standard database. IntraMed.net provides participants rapid, cost effective access to information about patient eligibility, plan care coverage and benefits, plus an electronic messaging system for pre-authorizations and referrals. Because of its Internet and World Wide Web-based technology, IntraMed.net can be used as a physician interface to laboratory, pharmacy, radiology, hospital, and surgical scheduling systems. This allows physicians to access their existing computer systems from their clinic offices or remote locations via a standard personal computer with web browser and Internet access. The Company believes that the national growth of managed care, along with the related consolidation and integration of healthcare delivery, offers a significant opportunity for this technology.

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

Distribution of Products
------------------------

The Company's revenues in fiscal 1997 included sales from the product lines of LifeLine, StarPath and IntraMed.net. Sales in fiscal 1997 included both direct sales to hospitals, medical laboratories and blood donor centers, and sales of software to companies which agree to act as resellers of the Company's systems. The Company considers its operations to be in a single industry segment.

In fiscal 1997, the Company recognized revenues from one major customer, HBO and Company, representing 16% of the Company's revenue. While the loss of this customer, which is a reseller of the Company's LifeLine product, might initially have a material adverse impact on the Company's operating results, management believes that the effect of such loss would be short term, as the Company would concentrate its marketing resources on other resellers and on direct sales.

Competition
-----------

The competition for IntraMed.net are companies that have developed similar healthcare information management network software. While the market and technology are fairly new, two companies, Integrated Medical Systems, Inc. and CommuniSys, Inc., have systems similar to IntraMed.net.

The competition for LifeLine systems includes companies that market a blood bank system as part of a complete laboratory information system and companies that offer a blood bank system as a stand-alone module. Currently, the primary competitor for LifeLine systems is Mediware Information Systems, Inc. ("Mediware"), which has a stand-alone system similar to LifeLine. The Company has entered into an agreement with Mediware pursuant to which Mediware would acquire the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The competition for the StarPath system includes companies that market a pathology system as part of a complete laboratory information system and companies that offer a pathology system as a stand-alone module. Although there are numerous competing companies, no one company dominates the market.

One of the ways the Company has attempted to minimize the impact of competing products in the marketplace is by licensing the Company's software systems to providers of hospital laboratory information systems to enable them to market the Company's systems, instead of developing their own blood bank and/or pathology systems. The Company has agreements with qualified resellers who use the Company's systems to supplement their existing lines of medical laboratory software. Total revenue recognized from these agreements was $550,836 in 1997 and $660,793 in 1996.

The Company believes its products have a competitive edge in the marketplace based on product sophistication, design, flexibility, reliability, as well as being price competitive. In addition, with respect to the LifeLine system, the governmental regulation of blood bank computerized systems places a significant barrier to entry for such products.

Backlog
-------

At October 31, 1997 and 1996, the backlog of system orders was $141,366 and $235,740, respectively. These amounts represent the unrecognized revenue for customer work in progress, and undelivered hardware and software as of such dates.

Non-expired maintenance service contracts at October 31, 1997 and 1996 were $1,066,475 and $1,093,598, respectively.

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

Regulatory Compliance
---------------------

In 1994, the Food and Drug Administration ("FDA") notified all developers of blood bank software that such software is considered a medical device. The FDA required each developer to register as a medical device manufacturer and submit, by March 31, 1995, a pre-market notification 510(k) report for its blood bank software. The FDA subsequently extended the deadline for filing the pre-market notification report to March 31, 1996. In fourth quarter 1995, the Company prepared and filed the required pre-market notification report with the FDA. The FDA is currently reviewing the Company's pre-market notification report. At the time of the 1994 notice, the Company was already registered as a medical device manufacturer.

In 1995, the FDA notified the Company that prior distributions of certain LifeLine software updates "meet the formal definition of a recall." The Company brought closure to the recall in early 1996 when it issued a new release of the LifeLine product which addressed all outstanding issues.

In December 1997, the Company received a request from the FDA for additional information and clarifications regarding its Section 510(k) submission. The FDA requested the Company identify additional safety critical functions, clarify the hardware platform on which its LifeLine product is used, and expand its beta test information. The Company has until April 5, 1998 to respond to the FDA requests. If the Company is unable to respond by April 5, 1998, or if the response contains insufficient information, the Company's ability to market the LifeLine product may be adversely affected.

The Company has  dedicated  substantial  time and resources to comply with FDA's new guidelines and regulations and believes that it is in substantial compliance. The Company, however, cannot predict whether it will be in compliance with future changes to FDA guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on vendors of blood bank information systems, including the Company.

Software Development Costs
--------------------------

The Company capitalized certain software development costs incurred during fiscal 1997 and 1996 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company is presently enhancing most of its software product lines and, in accordance with SFAS No. 86, is capitalizing certain costs associated with new releases. The Company incurred software development costs of $936,771 in 1997 and $1,510,657 in 1996, of which $109,032 and $194,365 were capitalized for 1997 and 1996, respectively.

Export Sales
------------

The Company made no export sales for fiscal 1997 and sold $9,900 of products outside the United States during fiscal 1996.

Employees
---------

At December 31, 1997, the Company had 24 full-time employees.


ITEM 2 - PROPERTIES
-------------------

The Company does not own any real property. The Company presently leases office and production space in Lake Oswego, Oregon. For additional information about the Company's leases, see Note 5 to the financial statements included in this report.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

                                 PART II


ITEM 5 - MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------

On February 12, 1997, the National Association of Securities Dealers, Inc. ("NASD"), moved the trading of the Company's stock from the Nasdaq SmallCap Market to the NASD Bulletin Board. The move initiated by Nasdaq resulted from the Company's inability to meet the Nasdaq listing standard of a minimum bid price of $1.00 per share. The Company's current market makers trade securities through the NASD Bulletin Board and management anticipates that these market makers will continue to trade the Company's stock. The following table sets forth the high and low prices for the common stock during the two fiscal years ended October 31, 1997:


                            1997 Fiscal Year                            1996 Fiscal Year
                           ------------------                          ------------------

                      High                 Low                   High                 Low
                  ----------------     ----------------      ----------------    -----------------

First Quarter        $ 0.938              $ 0.438               $ 1.688              $ 1.250
Second Quarter       $ 0.813              $ 0.438               $ 1.625              $ 1.000
Third Quarter        $ 1.063              $ 0.469               $ 2.063              $ 1.000
Fourth Quarter       $ 1.500              $ 0.656               $ 1.250              $ 0.750


The prices quoted above may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

At December 31, 1997, there were approximately 1,100 beneficial owners of the Company's common stock.

The Company has not declared any dividends and has no intention of doing so in the near future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
 OF OPERATIONS
--------------

The following discussion includes certain forward-looking statements. Those statements involve a number of risks and uncertainties, which could cause actual results to differ materially from the expectation stated, including the following: slower than expected sales of Informedics' products, deterioration of business conditions generally or specifically in the health-care industry, regulatory changes involving health care, competitive factors and price pressures. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company does not intend to update any forward-looking statements.

HIGHLIGHTS

On July 29, 1997, the Company signed a letter of intent to merge into Mediware Information Systems, Inc. ("Mediware") of Melville, NY. The Company announced on December 19, 1997 the signing of an Agreement and Plan of Merger to merge into Mediware in a stock exchange whereby one share of Mediware stock would be exchanged for every 6.3 shares of the Company's stock. The merger is subject to the approval of the Company's shareholders.

On October 31, 1996, the Company sold certain assets of its ClinicManager product line to Adaptive Health Systems of Washington, Inc. ("Adaptive") for $500,000, most of which was payable on a monthly basis pursuant to a note due October 31, 2001. In April 1997, certain conditions of the sale were satisfied, resulting in an acceleration of the note receivable from Adaptive. In May 1997, the Company received $406,500 from Adaptive to pay off the note. The Company recognized a gain of $174,793 during the year ended October 31, 1997.

The elimination of the ClinicManager product line from the Company's revenue base resulted in decreased product sales and customer service and support revenue. Total revenue decreased from $5,155,953 in fiscal 1996 to $3,249,785 in fiscal 1997. Due to the sale of the ClinicManager product line and associated cost cutting measures, the Company reported lower pre-tax loss for 1997 as compared to 1996. For fiscal 1997, the Company reported a pre-tax loss of $569,160 compared to a pre-tax loss of $758,333 for fiscal 1996.

During the third quarter of 1997, the Company's management determined that the benefit of the Company's net operating loss carryforwards was not likely to be realized. Accordingly, the Company increased the valuation reserve to reserve fully the deferred tax asset relating to the net operating loss carryforwards. This resulted in the Company reporting a higher net loss (after taxes) in 1997 when compared to 1996 results. For the year 1997, the Company reported a net loss of $1,290,903 compared to a net loss of $472,906 for the year 1996.

RESULTS OF OPERATIONS - MATERIAL CHANGES

The decrease in product sales of $930,166 or 58% for 1997, as compared to 1996, resulted primarily from the loss of revenue from the sale of the ClinicManager product line, and reduced sales of the Company's primary product, LifeLine. The decrease in customer service and support revenue of $976,002 or 27% resulted from the sale of the ClinicManager product line, a decrease in the number of customers who purchased the Company's hardware support services, and a reduction in revenue from not charging laboratory systems' customers a regulatory fee in 1997 as it did in 1996. In the second quarter of 1997, the Company began marketing a new technical support service to help replace the revenue lost from the hardware support services resulting in sales of $13,171 in 1997.

The decrease in the cost of products sold of $486,454 or 78% resulted from a decrease of $564,090 in hardware sales, combined with a decrease in the cost of the hardware. As a percentage of hardware sales, cost of products sold decreased from 84% in 1996 to 76% in 1997. Hardware sales and related cost of products sold were less in 1997, primarily as a result of the sale of the Clinic Manager product line.

Cost of customer service and support decreased by $1,175,242 or 41% for 1997 when compared to 1996. This decrease resulted from a reduction in staff and other associated costs due to the sale of the ClinicManager product line.

Selling and administrative expenses were $216,858 or 11% less in 1997 as compared to 1996, as a result of the Company sub-leasing office space, a reduction in staff and other related costs.

LIQUIDITY - CAPITAL RESOURCES

The Company's cash position on October 31, 1997 was $207,692 compared to $323,217 on October 31, 1996. The decrease in the cash position resulted from net cash used for operating and financing activities, partially offset by the payment of a note receivable from Adaptive. Based upon an anticipation of higher product sales and reduced operating expenses, management believes that the Company's current cash will be sufficient to fund its operating and investment activities in fiscal 1998.

Continuing losses resulted in a negative working capital of $597,145 on October 31, 1997, as compared to a negative working capital of $415,041 on October 31, 1996. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on October 31, 1997 was $595,223 compared to $859,646 on October 31, 1996.

Capital expenditures for property additions were $43,512 in 1997 compared to $104,762 in 1996. The decrease resulted from management's continued decision to reduce capital expenditures in 1997, due to the decrease in the Company's cash position. Management anticipates that capital expenditures for property additions will remain relatively flat, as the Company's cash will be used for operating activities.

Total capitalized software development costs were $109,032 and $194,365 in 1997 and 1996, respectively. The decrease resulted from the reduction of the software development costs associated with the ClinicManager and IntraMed.net products.

In April 1997, the Company renewed its uncommitted revolving line of credit with the Company's bank. There was no amount owing under this agreement as of October 31, 1997. The Company was not able to maintain the required covenant ratios and as a result the Company's bank reduced the credit line to $200,000 on August 20, 1997. The Company's bank agreed to waive this covenant through October 31, 1997. All of the assets of the Company were pledged as security for the line of credit. The credit line agreement expired on December 31, 1997 and the Company does not plan to pursue a credit line at this time.

PROSPECTIVE ACCOUNTING CHANGES

SFAS No. 128, "Earnings Per Share," requires companies to present two measures of earnings per share, basic and diluted. If SFAS No. 128 had been adopted for all periods presented, basic and diluted earnings per share would not have materially differed from reported earnings per share. SFAS No. 128 will be adopted in the second quarter of 1998. Early adoption is not permitted.

SFAS No. 130, "Reporting Comprehensive Income," establishes requirements for disclosure of comprehensive income. The new standard becomes effective in fiscal year 1999. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. The new standard becomes effective in fiscal year 1999. There will not be any substantial changes to the Company's disclosure at the time SFAS No. 131 is adopted.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED OCTOBER 31,
                                                           ---------------- --- ------------------
                                                                  1997                  1996
                                                           ---------------- --- ------------------

REVENUE:
Product Sales                                                $    671,038           $  1,601,204
Customer Service and  Support                                   2,578,747              3,554,749
                                                           ----------------     ------------------
                                                           ----------------     ------------------

Total Revenue                                                   3,249,785              5,155,953
                                                           ----------------     ------------------

COSTS AND EXPENSES:
Cost of Products Sold                                             137,331                623,785
Cost of Customer Service and Support                            1,719,778              2,895,020
Selling and Administrative Expenses                             1,747,543              1,964,371
Depreciation and Amortization                                     398,500                457,080
                                                           ----------------     ------------------

Total Costs and Expenses                                        4,003,152              5,940,256
                                                           ----------------     ------------------

 Operating Loss                                                  (753,367)               (784,303)
                                                           ----------------     ------------------

OTHER INCOME (EXPENSE):
Interest Expense                                                   (5,958)                (1,523)
Interest Income                                                    29,494                 15,903
Other Income (Expense)                                            160,671                 11,590
                                                           ----------------     ------------------

Total Other Income - Net                                          184,207                 25,970
                                                           ----------------     ------------------

Loss Before Income Taxes                                         (569,160)               (758,333)

Income Tax Provision (Benefit) (Note 8)                           721,743               (285,427)
                                                           ----------------     ------------------

Net  Loss                                                   $  (1,290,903)         $    (472,906)
                                                           ================     ==================

Weighted Average Number of Common Shares and
 Common Stock Equivalents Outstanding                           2,650,416              2,646,194
                                                           ================     ==================


Loss Per Share                                             $        (0.49)         $       (0.18)

                                                           ================     ==================



See Notes to Financial Statements

BALANCE SHEETS, OCTOBER 31, 1997 AND 1996

ASSETS                                                                       1997                          1996
------
                                                                  --------------------         ---------------------

CURRENT ASSETS:
Cash and Cash Equivalents                                                 $  207,692                    $  323,217
Accounts Receivable, less allowance for doubtful
    accounts of $16,200 in 1997 and $28,439 in
    1996                                                                     445,879                       681,303
Inventories (Note 2)                                                           3,304                        23,833
Prepaid Expenses and Other Current Assets                                     55,267                        36,150
Deferred Income Taxes (Note 8)                                                90,500                       182,483
Current Portion of Long-Term Accounts Receivable                              11,928                        11,928
Current Portion of Notes Receivable (Note 3)                                     ---                        54,095
                                                                  --------------------         ---------------------

Total Current Assets                                                         814,570                     1,313,009
                                                                  --------------------         ---------------------

FIXED ASSETS:
Furniture and Fixtures                                                       135,505                       134,282
Machinery  and Equipment                                                     557,188                       583,961
Automobiles                                                                      ---                        29,138
Leasehold Improvements                                                        27,258                        20,442
Other Fixed Assets                                                           142,982                       136,805
                                                                  --------------------         ---------------------
                                                                             862,933                       904,628

Less accumulated depreciation and amortization                               737,093                       672,300
                                                                  --------------------         ---------------------

Total Fixed Assets                                                           125,840                       232,328
                                                                  --------------------         ---------------------

OTHER ASSETS:
Long-Term Accounts Receivable                                                 30,814                        42,742
Notes Receivable (Note 3)                                                        ---                       305,102
Software Development Costs,
   less accumulated  amortization of
   $787,791 in 1997 and  $542,884 in 1996                                    169,540                       305,415
Covenants Not to Compete,
   less accumulated amortization of
   $493,862 in 1997 and $479,698 in 1996                                         183                        14,348
Deferred Income Taxes (Note 8)                                               932,901                       613,060
Tax Valuation Allowance (Note 8)                                            (932,901)                          ---
Other                                                                         39,799                        41,816
                                                                  --------------------         ---------------------

Total Other Assets                                                           240,336                     1,322,483
                                                                  --------------------         ---------------------


TOTAL ASSETS                                                              $1,180,746                    $2,867,820
                                                                  ====================         =====================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              1997                  1996
---------------------------------------------------------------      ----------------      -----------------


CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses:
   Trade Accounts                                                      $     87,917           $    115,543
   Customer Deposits                                                         22,590                  4,120
   Accrued Payroll Taxes and Employee Benefits                               86,362                175,285
   Other Accrued Liabilities                                                  9,445                    767
Revolving Line of Credit (Note 6)                                               ---                125,000
Deferred Revenue                                                          1,192,368              1,274,687
Current Portion of Deferred Rent (Note 5)                                    13,033                 13,033
Current Portion of Deferred Gain on Sale of Assets (Note 3)                     ---                 19,615
                                                                     ----------------      -----------------

Total Current Liabilities                                                 1,411,715              1,728,050

LONG-TERM OBLIGATIONS:
Deferred Rent (Note 5)                                                       17,378                 30,411
Deferred Tax Liability (Note 8)                                              16,700                    ---
Deferred Gain on Sale of Assets (Note 3)                                        ---                 87,375
                                                                     ----------------      -----------------

Total Current Liabilities and Long-Term Obligations                       1,445,793              1,845,836
                                                                     ----------------      -----------------

COMMITMENTS AND CONTINGENCIES                                                   ---                    ---

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $0.01 par value:
   authorized 5,000,000 shares;
   no shares outstanding                                                        ---                    ---
Common Stock, $.01 per value:
   authorized 15,000,000 shares;
   shares outstanding:  2,654,708 in 1997 and 2,650,307
   in 1996                                                                   26,546                 26,503
Capital in Excess of Par Value                                            1,918,042              1,914,213
Note Receivable from Stockholder (Note 4)                                   (22,000)               (22,000)
Accumulated Deficit                                                      (2,187,635)              (896,732)
                                                                     ----------------      -----------------

Total Stockholders' Equity (Deficit)                                       (265,047)              1,021,984
                                                                     ----------------      -----------------


TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                                      $1,180,746             $2,867,820
                                                                     ================      =================




See Notes to Financial Statements

STATEMENTS OF CASH FLOWS


                                                                      YEAR ENDED OCTOBER 31,
                                                               ---------------- -- ----------------
                                                                     1997                1996
                                                               ---------------- -- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $ (1,290,903)      $    (472,906)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH  AND CASH EQUIVALENTS
(USED IN) OPERATING ACTIVITIES:
   Depreciation and Amortization                                      398,500             457,080
   Provision for Write-offs of
      Accounts Receivable                                             (12,239)            (36,184)
   Deferred Income Taxes                                              721,743            (200,009)
   Tax Benefits from Stock Options Exercised                              ---               1,395
   Gain on Sale of Assets (Note 3)                                  (154,293)            (11,888)
   Changes in Assets and Liabilities:
      Accounts Receivable                                             259,591             108,195
      Inventories                                                      20,529              50,439
      Prepaid Expenses and Other Current Assets                       (19,117)             62,879
      Accounts Payable and Accrued Expenses                           (89,401)           (135,777)
      Deferred Revenue                                                (82,319)             92,034
      Deferred Rent                                                   (13,033)            (13,033)
                                                               ----------------    ----------------
   Net Cash and Cash Equivalents Used In
      Operating Activities                                           (260,942)            (97,775)
                                                               ----------------    ----------------
INVESTING ACTIVITIES:
   Property Additions                                                 (43,512)           (104,762)
   Capitalized Software Development Costs                            (109,032)           (194,365)
    Proceeds from Sale of Product Line                                406,500              50,000
     and Related Assets (Note 3)
   Other                                                               12,589               3,436
                                                               ----------------    ----------------
   Net Cash Provided By (Used In) Investing Activities                 266,545           (245,691)
                                                               ----------------    ----------------
FINANCING ACTIVITIES:
   Increase (Decrease) in Revolving Line of Credit                   (125,000)            125,000
   Proceeds from Issuance of Common Stock                               3,872               7,423
                                                               ----------------    ----------------
   Net Cash Provided By (Used In) Financing Activities               (121,128)            132,423
                                                               ----------------    ----------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                       (115,525)           (211,043)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                  323,217             534,260
                                                               ----------------    ----------------
CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                  $     207,692       $     323,217
                                                               ================    ================


STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION


                                                              YEAR ENDED OCTOBER 31,
                                                     -------------------- -------------------
                                                           1997                  1996
                                                     -------------------- -------------------

Supplemental Disclosures of Cash Flow
   Information:

Cash Paid for:
   Interest                                               $     5,959          $       1,523

   Income Taxes Received                                          ---                (86,823)

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

 Sale of Product Line and Related Assets
   for Note Receivable                                            ---                359,197





See Notes to Financial Statements

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996



                                                            CAPITAL          NOTE
                                                              IN          RECEIVABLE
                                                           EXCESS OF         FROM
                                                PAR          PAR             STOCK-           ACCUMULATED
                                 SHARES        VALUE        VALUE            HOLDER              DEFICIT             TOTAL
                               ---------------------------------------------------------------------------------------------

Balance at November 1, 1995     2,642,207      $26,422      $1,905,476      $  (22,000)          $(423,826)     $1,486,072

Issuance of Stock                   8,100           81           7,342              ---                 ---          7,342

Tax Benefits From
Stock Options Exercised               ---          ---           1,395              ---                 ---          1,395

Net Loss                              ---          ---             ---              ---           (472,906)       (472,906)
                               ------------  -----------  --------------  ---------------  ------------------  -------------

Balance at October 31, 1996     2,650,307       26,503       1,914,213         (22,000)           (896,732)      1,021,984


Issuance of Stock                    4401           43           3,872              ---                 ---          3,872


Net Loss                              ---          ---             ---              ---         (1,290,903)     (1,290,903)
                               ------------  -----------  --------------  ---------------  ------------------  -------------

Balance at October 31, 1997     2,654,708      $26,546      $1,918,042      $  (22,000)      $  (2,187,635)     $ (265,047)
                               ============  ===========  ==============  ===============  ==================  =============



See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY SEGMENT - The Company derives its revenue solely from the sales and servicing of microcomputer software and related hardware.

INVENTORIES are stated at the lower of cost or market. Specific identification is used to determine the costs of hardware and software inventory.

FIXED ASSETS are stated at cost, less accumulated depreciation and amortization. The costs of fixed assets are depreciated over the estimated useful lives (two to five years) of the assets using the straight-line method. Leasehold improvements are depreciated over the term of the lease (five years).

CUSTOMER SERVICE AND SUPPORT REVENUE represents revenue earned from hardware and software maintenance contracts, training, installation of new systems, and general software support and programming services provided to customers. Under renewable maintenance contracts, the Company provides, for a term of generally not more than one year, all maintenance and repairs resulting from the normal and intended use of its products. Deferred revenue on maintenance contracts is amortized by the straight-line method over the life of the contracts.

REVENUE RECOGNITION - Revenue from sales of software and hardware is generally recorded when the product is shipped. Revenue from custom software products, which are marketed to customers primarily under perpetual license arrangements, is recorded at the time the product is installed and accepted by the customer. Revenue from services other than maintenance contracts is recognized as performed.

LOSS PER SHARE is computed on the basis of the weighted average number of shares outstanding. Common stock equivalents are excluded from the calculation of net loss per share as they are antidilutive.

SOFTWARE DEVELOPMENT COSTS - Certain software development costs are being capitalized and amortized over the estimated economic life of the software on a straight-line method, commencing when each product or enhancement is available for general release. Amortization was $244,907 in 1997 and $201,734 in 1996.

PURCHASED SOFTWARE is stated at cost and is being amortized on the straight-line method over its estimated useful life. Purchased software was fully amortized in 1995. In October 1996, the Company retired all of its purchased software, which were among the assets sold to Adaptive. (See Note 3)

COVENANTS NOT TO COMPETE are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization was $14,165 in 1997 and $69,448 in 1996.

INCOME TAXES are accounted for using the methodology established by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and a liability approach to financial accounting and reporting for income taxes (see Note 8). Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

CASH AND CASH EQUIVALENTS includes cash on hand, deposits in bank, and highly liquid debt instruments purchased with original maturity dates of three months or less.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risks consist principally of cash and trade accounts receivable. The Company places substantially all of its cash in demand deposit accounts with high credit quality financial institutions. Trade accounts receivable are with a large number of customers within the industry, dispersed across a wide geographic base. Management believes that any risk of loss is significantly reduced by its ongoing credit evaluations of its customers' financial condition.

FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments when it is practicable to estimate that value. The carrying amount of assets and liabilities as reported on the balance sheet approximates their fair market values.

ACCOUNTING CHANGES - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes an alternative method of accounting that requires recognizing as expense the fair value of employee stock options and other stock-based awards at the grant date. SFAS No. 123, also allows the continuation of the current accounting treatment under which the Company does not recognize compensation expense for the stock options it awards to employees. Since the Company is electing to retain its current method, it is required to present pro forma disclosures in its 1997 financial statements as if the fair value based method had been applied.

ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that reflect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

PROSPECTIVE ACCOUNTING CHANGES - SFAS No. 128, "Earnings Per Share," requires companies to present two measures of earnings per share, basic and diluted. If SFAS No. 128 had been adopted for all periods presented, basic and diluted earnings per share would not have materially differed from reported earnings per share. SFAS No. 128 will be adopted in the second quarter of 1998. Early adoption is not permitted.

SFAS No. 130, "Reporting Comprehensive Income," establishes requirements for disclosure of comprehensive income. The new standard becomes effective in fiscal year 1999. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for disclosure about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports. The new standard becomes effective in fiscal year 1999. There will not be any substantial changes to the Company's disclosure at the time SFAS No. 131 is adopted.

2.  INVENTORIES

Inventories at October 31 consisted of the following:

                             1997           1996
                          -------------  -------------
Computers                   $     ---       $  4,418
Peripheral equipment              759         11,517
Parts                           1,670          2,124
Software                          292          4,457
 Supplies and Forms               583          1,317
                          -------------  -------------

Total                         $ 3,304        $23,833
                          =============  =============


3.  NOTES RECEIVABLE

On October 31, 1996, the Company sold certain assets of its ClinicManager product line to Adaptive for $500,000, subject to increase or decrease based on revenues received by Adaptive from the Company's former customers during the six-month period after closing. Under the terms of an Asset Purchase Agreement, Adaptive paid the Company $50,000 on October 31, 1996, and was required to pay the remaining balance in 60 equal monthly payments of $7,500.

In April 1997, certain conditions of the sale were satisfied, resulting in an acceleration of the note receivable payments due from Adaptive. In May 1997, the Company received $406,500 from Adaptive to pay off the note. The Company recognized a gain of $174,793 during 1997 as a result of the funds received from Adaptive.

4. NOTE RECEIVABLE FROM STOCKHOLDER

The Company accepted a $22,000 promissory note from a director, when he exercised an option to purchase 25,000 shares of common stock. The promissory note bears an interest rate of 7% per year, payable quarterly. The principal of the promissory note was to be paid in full on September 30, 1996. The Company extended the due date of the promissory note to October 31, 1997. On September 19, 1997, the Board of Directors authorized an extension of the note through June 30, 1998 or the date of the proposed merger transaction with Mediware (See
Note 11). The shares of common stock issued upon the exercise of the option are held by the Company as collateral for the promissory note.

5.  LEASE COMMITMENTS

The Company entered into an agreement ("Agreement") to lease 16,851 square feet of office space. The Agreement provided for three months of free rent which is being amortized over the life of the Agreement. The Agreement expires on February 28, 2000. The Company has the option to extend the Agreement for five years. Minimum lease payments under the Agreement include interior/exterior maintenance, utilities, insurance and janitorial services, except that the Company, starting in calendar year 1996, is required to pay its pro-rata share of the increase in such costs over the base established in calendar year 1995.

Future minimum lease payments under the Agreement are as follows:

                          1998         $ 278,041
                          1999           278,041
                          2000            92,681
                                -----------------

                         TOTAL         $ 648,763
                                =================


On December 19, 1996, the Company entered into a sub-lease agreement with Southern Pacific Funding, Inc. ("Southern") to sub-lease 5,222 square feet of the Company's office space to Southern. The term of the sub-lease agreement is January 15, 1997 to January 31, 1998. The Company expects Southern to vacate the premises on or before January 31, 1998. Future minimum payments to be received under the sub-lease agreement will be $21,540 in fiscal 1998.

On October 17, 1997, the Company entered into a sub-lease agreement with Pacific Crest Technologies, Inc. ("Pacific") to sub-lease 4,931 square feet of the Company's office space to Pacific. The term of the sub-lease agreement is November 1, 1997 to February 28, 1998. Provided certain conditions are met, the term of the sub-lease may be extended and the space expanded. The sub-lease may be canceled by either party upon 60 days' written notice. Future minimum payments to be received under the sub-lease agreement will be $27,121 in fiscal 1998.

Rental expense for all operating leases for the years ended October 31, 1997 and 1996 was $204,579 and $269,445, respectively.

6.  CREDIT AGREEMENTS

In April 1997, the Company renewed its uncommitted revolving line of credit with the Company's bank. There was no amount owing under this agreement as of October 31, 1997. The Company was not able to maintain the required covenant ratios and as a result the Company's bank reduced the credit line to $200,000 on August 20, 1997. The Company's bank agreed to waive this covenant through October 31, 1997. All of the assets of the Company were pledged as security for the line of credit. The credit line agreement expired December 31, 1997. The Company has no plans to seek a new credit line.

7. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Savings Plan ("Plan"). All regular full-time employees (over 21 years old) are eligible to participate in the Plan. The Company's contribution to the Plan is 50% of the employee's contribution up to a maximum of 2-1/2% of the employee's wages. During 1997 and 1996, the Company contributed $31,454 and $43,039, respectively, to the Plan.

8.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effect of significant items comprising the Company's net deferred tax asset or liability as of October 31was as follows:


                                                                      1997                 1996
                                                                  --------------       --------------

          Deferred Tax Assets:
          Accrued Expenses                                         $    32,100         $     58,799
          Deferred Maintenance Contract                                 58,400              123,684
          Differences Between Book and Tax  Basis of
             Property and Equipment                                     45,500               66,589
          State Net Operating Loss Carryforward                        180,300              137,520
          Federal Net Operating  Loss Carryforward                     752,601              526,108

          Deferred Tax Liabilities:
          Capitalized Software Costs                                   (62,200)            (117,157)
                                                                  --------------       -------------

          Sub-Total                                                  1,006,701              795,543
          Valuation Allowance                                         (932,901)                 ---
                                                                  --------------       --------------

          Net Deferred Tax Asset                                   $    73,800          $   795,543
                                                                  ==============       ==============


The deferred tax assets and liabilities are included in the following balance sheet accounts at October 31:

                                                                      1997                 1996
                                                                  ---------------      --------------


           Current Deferred Tax Assets                              $    90,500          $  182,483
           Deferred Tax Liability                                       (16,700)            613,060
                                                                  ---------------
                                                                                       ==============

           Net Deferred Tax Asset                                   $    73,800          $  795,543
                                                                  ===============      ==============


The Company's management determined that the benefit of the Company's net operating loss carryforwards was not likely to be realized. Accordingly, the Company increased the valuation reserve $932,901 to reserve fully the deferred tax asset relating to the net operating loss carryforwards.

There are approximately $2,295,000 and $2,732,000 of unused net operating loss carryforwards which, if not used, will expire in 2008 and 2009 for federal and state tax reporting purposes, respectively.

The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction of income tax obligations as a result of these tax benefits is credited to capital in excess of par value. During 1996, $1,395 was credited to capital in excess of par value.

A reconciliation between income taxes calculated at the statutory federal tax rate and the tax provision reflected in the financial statements is as follows:

                                                              1997                1996
                                                         ----------------    ----------------

Computed income taxes based on statutory
   federal income tax rate of  34%                           $ (193,514)         $ (257,833)

Increase (reduction) in taxes resulting from:
   Valuation allowance                                           932,901                 ---
   State income tax, net of federal benefit                     (24,793)            (33,033)
   Other                                                          7,149               5,439
                                                         ----------------    ----------------

                                                             $   721,743         $ (285,427)
                                                         ================    ================

The provision for income taxes, net of operating loss carryforwards, consists of the following:

                                                              1997                1996
                                                         ----------------    ----------------

Income taxes currently payable (receivable):
   Federal                                                    $                 $    1,395
   State                                                           ---
                                                                    10                 10
                                                         ----------------    ----------------
                                                                                $    1,405
                                                         ----------------    ----------------
Deferred taxes - net:
   Federal                                                   $  575,027         $ (237,482)
   State                                                        146,706            (49,350)
                                                         ----------------    ----------------
                                                                721,733           (286,832)
                                                         ----------------    ----------------

                                                             $  721,743         $ (285,427)
                                                         ================    ================

9.    SIGNIFICANT CUSTOMER

The Company recorded revenue from one customer representing 16 and 13 percent of total revenue during 1997 and 1996, respectively.


10.   STOCK OPTION PLANS

The Company has adopted two employee stock option plans that provide for the issuance of incentive stock options and non-statutory stock options to employees and officers and non-statutory stock options to directors who are not employees. The stock option plans authorize the issuance of up to 1,250,000 shares of the Company's common stock. On October 31, 1997, 159,766 shares were available under the plans for future grant.

The plans are administered by the Compensation Committee of the Board of Directors. The exercise price for the options granted under the option plans is determined by the Committee and cannot be less than the fair market value of the common stock as of the date of the grant. The term of each option is determined by the Committee, but may not be more than ten years. Vesting schedules are established by the Compensation Committee. All outstanding options have a term of five years and vest over a three-year period.

One of the stock option plans provides for an automatic grant of nonstatutory stock options to members of the Compensation Committee. The automatic grants occur each year on the date of the annual shareholder meeting, and the exercise price of the options issued is the fair market value of the common stock on that date.

As discussed in Note 1, the disclosure-only provisions of SFAS No. 123 have been adopted. Accordingly, no compensation cost has been recognized for stock options granted with an exercise price equal to the fair value of the underlying stock on the date of grant. Had compensation costs been determined based on the estimated fair value of the options at the date of grant, the loss, and the loss per share for the years ended October 31, 1997 and October 31, 1996 would not have differed materially from the amounts reported.

The following table summarizes the stock option activity under the Company's option plans:

                                                                  Shares under             Option Price
                                                                     Option              Weighted Average
                                                                 -----------------     -----------------------

                Options Outstanding at November 1, 1995                  679,144              $ 1.64

                Exercised                                                 (8,100)             $ 0.92
                Canceled or Expired                                     (191,858)             $ 2.13
                Granted                                                  131,750              $ 1.13
                                                                 -----------------     -----------------------

                Options Outstanding at October 31, 1996                  610,936              $ 1.38

                Exercised                                                 (4,401)             $ 0.88
                Canceled or Expired                                     (159,059)             $ 1.87
                Granted                                                   80,000              $ 0.55
                                                                 -----------------     -----------------------

                Options Outstanding at October 31, 1997                  527,476              $ 1.11
                                                                 =================     =======================

                Options Exercisable at October 31, 1997                  424,139              $ 1.15
                                                                 =================     =======================


11.  SUBSEQUENT EVENTS

On July 29, 1997, the Company signed a letter of intent to merge into Mediware Information Systems, Inc. ("Mediware") of Melville, NY. The Company announced on December 19, 1997 the signing of an Agreement and Plan of Merger to merge into Mediware in a stock exchange whereby one share of Mediware stock would be exchanged for every 6.3 shares of the Company's stock. The merger is subject to the approval of the Company's shareholders.

                        INDEPENDENT AUDITORS' REPORT



To The Board of Directors
   and Stockholders of Informedics, Inc.
Lake Oswego, Oregon

We have  audited the  accompanying  balance  sheets of  Informedics,  Inc. as of
October 31, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company on October 31, 1997 and 1996 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Portland, Oregon
January 9, 1998

ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------
None.


                                                    PART III


ITEM  9 - DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND  CONTROL PERSONS;
---------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------

Directors and Executive Officers
--------------------------------
The directors and executive officers of the Company as of October 31, 1997 are as follows:

                                                                                                 Has served in
Name                                         Age       Office                                    Present Office
----                                         ---       ------                                    --------------

John Tortorici                               55        Chairman, President, Chief Executive      Since  1979
                                                       Officer, Chief Financial Officer and
                                                       Director

Richard R. Emery Jr.                         30        Vice President - Customer Service          Since 1996

Charles V. Dexter                            57        Director                                   Since 1991

Richard D. Glaser, Ph.D                      55        Director                                   Since 1986

Ronald G. Witcosky                           57        Director                                   Since 1991


Background information on each of the directors and executive officers and directors of the Company is as follows:

John Tortorici founded the Company in 1979, and he has been a director since then. He also served as the Company's President until 1996 and as Chief Financial Officer from 1985 to 1992. He resumed duties as President and Chief Financial Officer in 1997.

Charles V. Dexter has been a director of the Company since 1991. He is President of C. V. Dexter and Company, a management consulting company, which he founded in 1991. From January 1996 to May 1996, he was the Company's Senior Vice President--Lab Products Division. He was the Company's Executive Vice President and Chief Operating Officer from June 1994 until January 1996. In June 1993, Mr. Dexter became a principal and Vice President of the Achen Group, a healthcare consulting and investment company located in Dana Point, California.

Richard D. Glaser, Ph.D. has been a director of the Company since 1986. He is a business consultant to companies in the biotechnology industry through RDG & Associates (a consulting company in which he is a principal). He was Chief Operating Officer and a director of MacroChem Corporation, a drug delivery company, between March 1993 and June 1995. He served as President of Maximed Corporation from 1988 to 1993 and of Bio Environmental Products Corporation from 1990 to 1993. Dr. Glaser resigned as President of both these companies when he joined MacroChem Corporation. He continues to serve these two companies as a director. Both companies are engaged in biotechnical research. Dr. Glaser also serves as a director of Benchmark Communications, Inc., a corporate communications company.

Ronald G. Witcosky has been a director of the Company since 1991. He is President of Witcosky Associates, a financial consulting firm, which he founded in 1989. Through that company, he has served as President and Chief Executive Officer of Harris Holdings, Inc. since December 1995. He also serves as a director of Harris Holdings, Inc., three subsidiaries of Harris Holdings, Inc. and Truax-Harris Energy LLC (all of which are involved in petroleum sales and distribution in the Northwest). Mr. Witcosky is a certified public accountant.

Richard F. Emery, Jr. was named Vice President--Customer Service in October 1996. From June 1996 to October 1996, he served as Vice President--Lab Products Division. From November 1995 to June 1996, he served as Product Manager. From December 1992 to November 1995, he served as Customer Service Supervisor. He joined the Company in 1991 as a customer service representative.

Compliance With Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and 10% shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and 10% shareholders are required by Commission regulations to furnish the Company with all Section 16(a) forms they file.

Based solely on the company's review of the copies of such forms the Company received and written representations from the Company's officers and directors, the Company believes that all required forms were timely filed in fiscal 1997.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the cash compensation paid during the last three fiscal years to the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, the only officer of the Company whose total annual salary and bonus exceeded $100,000 for the last fiscal year:

                                        SUMMARY COMPENSATION TABLE
                                        --------------------------

                                                                                   Long-Term
                                          Annual                                   Compensation
                                       Compensation                                Awards

                                                                                   Securities
                                                                 Other Annual      Underlying       All Other
   Name & Principal                      Salary(1)        Bonus  Compensation(2)   Options/SARs     Compensation(3)
          Position      Fiscal Year        ($)           ($)            ($)               ($)              ($)
---------------------- ------------- --------------- ----------- ----------------- ---------------- -----------------

John Tortorici              1997          150,000       1,250                                            2,163
Chairman, President         1996          150,000       1,250                                            2,204
and Chief                   1995          143,750       1,250                           25,000           3,270
Executive Officer


(1) Includes amounts Mr. Tortorici contributed to the Company's 401(k) Savings Plan (the "Savings Plan").
    No director fees are paid to Mr. Tortorici for his service on the Board of Directors of the Company.

(2) Perquisites and other personal benefits, if any, did not exceed 10% of total annual salary and bonus for Mr.
    Tortorici for any of the periods indicated.

(3) Includes the Company's contributions to the Savings Plan for Mr. Tortorici's benefit.


Stock Option Information

No options to purchase the Company's Common Stock were granted to the officer named in the "Summary Compensation Table" during the fiscal year ended October 31, 1997, and he exercised no options to purchase the Company's Common Stock during such fiscal year.

The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were held by him at October 31, 1997:

                                         Aggrageted Fiscal Year-End Options/SAR Values
                                         ---------------------------------------------

                                                   Number Securities                          Value of
                                            Underlying Unexercised Options/           Unexercised In-the-Money
Name                                              SARs at FY-End (#)                 Options/SARs at FY-end ($)(1)

                                        Exercisable       Unexercisable      Exercisable              Unexercisable
                                        -----------       ------------       -----------              -------------

John Tortorici                            109,679              ---               10,891                    ---

(1) On October 31, 1997, the market price of the Company's Common Stock was $1.0625. For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be "in-the-money" and are considered to have a value equal to the difference between that amount and the exercise price of the option multiplied by the number of the shares covered by the stock option.

Compensation of Directors
-------------------------
The Company paid no fees to Mr. Tortorici for services rendered as director during the 1997 fiscal year. It paid $4,000 each to Mr. Dexter, Dr. Glaser and Mr. Witcosky, its outside directors, for services rendered as directors during the year. The Company also paid $8,000 to Mr. Witcosky for service on the Executive Committee during the 1997 fiscal year. A nonstatutory option for 10,000 shares is automatically granted under the Company's stock option plan each year to each member of the Compensation Committee. In March 1997, such options were granted to Mr. Dexter, Dr. Glaser and Mr. Witcosky. These five-year options have an exercise price of $.46875 per share and vest over three years. Also, in September 1997, Mr. Witcosky was granted a fully exercisable option for 20,000 shares at an exercise price of $.68 for additional services provided in connection with the proposed acquisition of the Company by Mediware.

Agreements with Certain Officers
--------------------------------
The Company entered into an agreement in 1988 with Mr. Tortorici, which provides that, if the Company terminates his employment for any reason other than for "cause" (as defined in the agreement), including any termination in anticipation of or following a change in control of the Company, he will continue to be paid his then current base salary for a period of two years from the date of termination, or until he obtains permanent full-time employment, whichever occurs first. If the salary payable to him in his new employment is less than the annual base salary he received prior to termination, the Company will pay him an amount so that his total compensation will equal his annual base salary in effect on termination.

In December 1997, the Company entered into an amendment to Mr. Tortorici's employment agreement effective and conditioned upon the closing of the Merger. If the Merger occurs, Mr. Tortorici will continue as an employee of the Company, but not as an officer or director, at his existing base salary for the three-month period following the closing of the Merger. If the Merger occurs, any unvested options held by Mr. Tortorici will retroactively become vested effective December 5, 1997. For the two-year period following termination of Mr. Tortorici's employment (the "Consulting Period"), he will serve as a consultant to the Company on such matters as the Company requests, and the Company will continue to provide him coverage under the Company's medical insurance plans. Mr. Tortorici will be subject to an agreement not to compete with the business of the Company or any affiliate during the period from the effective date of the Merger to the end of the Consulting Period. As consideration for Mr. Tortorici's non-compete covenant, the Company will pay him $8,333.33 per month during the Consulting Period.

ITEM 11 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

The following table shows, as of January 16, 1998, the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by each person known by the Company to beneficially own 5% or more of the Company's Common Stock, by each director, by the executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

              Name and Address                           Amount and Nature                      Percentage of
            of Beneficial owner                    of Beneficial Ownership(1),(2)               Common Stock
            -------------------                    ------------------------------               ----------------

John Tortorici                                                309,012                               11.2%
Tigard, Oregon

Charles V. Dexter                                             110,333                                4.0%
Henderson, Nevada

Richard D. Glaser, Ph.D.                                       67,999                                2.5%
Carlisle, Massachusetts

Ronald G. Witcosky                                             62,499                                2.3%
Portland, Oregon

All officers and directors
as a group (five persons)                                     549,843                               18.7%

(1) A person is considered to "beneficially own" any shares: (a) over which such person exercises sole or shared voting or investment power; or (b) of which such person has the right to acquire ownership at any time within 60 days (e.g., through conversion of securities or exercise of stock options). Voting and investment power relating to the above shares is exercised solely by the beneficial owner.

(2) These figures include 109,679 shares for Mr. Tortorici, 39,333 shares for Dr. Glaser, 73,333 shares for Mr.Dexter, 59,999 shares for Mr. Witcosky and 291,462 shares for the group, which such persons and the group have the right to acquire by exercise of stock options within 60 days after January 16, 1998.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
None.

                                    PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   Exhibits

Exhibit           Description
-------           -----------
2                 Agreement and Plan of Merger

3(i)              Restated Articles of Incorporation, as amended (1)

3(ii)             Restated Bylaws, as amended (2)

4                 Form of Indemnification Agreement--
                  Directorship and Officership Agreement (3)

10(i)*            Restated 1983 Employees' Stock Option Plan (4)

10(ii)*           Restated 1988 Employees' Stock Option Plan, as amended (5)

10(iii)           Lease with Beim & James Properties, as amended (6)

10(iv)*           Incentive Compensation Plan (6)

10(v)             Amendments to Lease with Kruse Way Holdings, Inc.
                  (formerly Beim & James Properties) (7)

10(vi)*           Employment Agreement with Mr. Tortorici, as amended

11                Computation of Earnings Per Share

23                Independent Auditors' Consent

27                Financial Data Schedule

* Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference from the Company's definitive proxy material filed with the Securities and Exchange Commission on February 15, 1996.

(2) Incorporated herein by reference from the Company's annual report on Form 10-KSB for the year ended October 31, 1996.

(3) Incorporated herein by reference from the Company's definitive proxy material filed with the Securities and Exchange Commission on April 28, 1988.

(4) Restated 1983 Employees' stock option plan is incorporated herein by reference from the Company's quarterly report Form 10-Q for the quarter ended April 30, 1988. Amendment to the Plan is incorporated herein by reference from the registration statement on Form S-8 (Reg. No. 33-46474) filed with the Securities and Exchange Commission on March 19, 1992.

(5) Incorporated herein by reference from the Company's definitive proxy material filed with the Securities and Exchange Commission on February 8, 1992.

(6) Incorporated herein by reference from the Company's annual report on Form 10-K for the year ended October 31, 1990.

(7) Incorporated herein by reference from the Company's annual report on Form 10-KSB for the year ended October 31, 1994.

Upon written request to the Chairman, Chief Executive Officer and Chief Financial Officer, Informedics, Inc., 4000 Kruse Way Place, Bldg 3, Suite 300, Lake Oswego, 97035, the Company will furnish shareholders with a copy of any Exhibit upon payment of $.20 per page, which represents the Company's reasonable expenses in furnishing the Exhibit requested.

(b)       Reports on Form 8-K - During the quarter ended October 31, 1997, the
          -------------------
          Company filed no reports on Form 8-K.

            ***************************************************

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INFORMEDICS, INC.



Date:   January 29, 1998           By:  /s/ John Tortorici
      ------------------              --------------------
                                      John Tortorici, Chairman, President,
                                      Chief Executive Officer, Chief Financial
                                      Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  January 29, 1998            By:   /s/ John Tortorici
     ------------------               ---------------------
                                      John Tortorici, Chairman, President,
                                      Chief Executive Officer, Chief Financial
                                      Officer and Director



Date:  January 29, 1998            By:   /s/ Richard D. Glaser
     ------------------               ------------------------
                                      Richard D. Glaser, Ph.D., Director


Date:  January 29, 1998            By:   /s/ Charles V. Dexter
     ------------------               ------------------------
                                      Charles V. Dexter, Director


Date:  January 29, 1998            By:   /s/ Ronald G. Witcosky
     ------------------               -------------------------
                                      Ronald G. Witcosky, Director