Form 10QSB
period 1998-01-31
INFORMEDICS INC
filed 1998-03-16
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 1998

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



                4000 Kruse  Way  Place,  Bldg 3,  Suite 300,
                         Lake   Oswego,   OR   97035
            (Address  of  principal  executive offices)

                Issuer's telephone number: (503) 697-3000

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

Number of shares of Informedics, Inc. $.01 par value common stock outstanding as of February 28, 1998: 2,674,502.

                                INFORMEDICS, INC.


                         Part I - Financial Information




          The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended January 31, 1998 are not necessarily indicative of results to be expected for the entire year.




INFORMEDICS,  INC.
STATEMENTS OF OPERATIONS

                                                                                   Three Months Ended January 31,
                                                                                -------------------------------------
                                                                                      1998              1997

                                                                                -----------------   -----------------

REVENUE:
Product Sales                                                                      $  162,661           $  149,761
Customer Service and Support                                                          641,109              695,935
                                                                                -----------------   ------------------

Total Revenue                                                                         803,770              845,696
                                                                                -----------------   ------------------

COSTS AND EXPENSES:
Cost of Products Sold                                                                  37,124               28,211
Cost of Customer Service and Support                                                  234,275              501,086
Selling & Administrative Expenses                                                     275,502              485,147
Depreciation & Amortization                                                            61,017              101,610
                                                                                -----------------   ------------------

Total Costs and Expenses                                                              607,918            1,116,054
                                                                                -----------------   ------------------

Operating  Profit (Loss)                                                              195,852             (270,358)
                                                                                -----------------   ------------------

OTHER INCOME (EXPENSE):
Interest Expense                                                                         (832)              (3,835)
Interest Income                                                                         3,326                8,680
Other Income                                                                            7,279                3,669
                                                                                -----------------   ------------------

Total Other Income - Net                                                                9,773                8,514
                                                                                -----------------   ------------------

PROFIT (LOSS) BEFORE INCOME TAXES                                                     205,625             (261,844)

Income Tax                                                                             17,100                  ---
Provision
                                                                                -----------------   ------------------

NET PROFIT (L0SS) AFTER INCOME                                                     $  188,525           ($ 261,844)
TAXES
                                                                                =================   ==================

Weighted Average Number of Common Shares
Outstanding and Common Stock
Equivalents Outstanding                                                             2,674,502            2,650,307
                                                                                =================   ==================


BASIC EARNINGS (LOSS) PER SHARE                                                         $0.07               ($0.10)
                                                                                =================   ==================


DILUTED EARNINGS (LOSS) PER SHARE                                                       $0.06               ($0.08)
                                                                                =================   ==================



See Notes to Financial Statements.

INFORMEDICS, INC.
BALANCE SHEETS

                                                                            January 31,         October 31,
ASSETS                                                                        1998                1997
                                                                           ---------------    -----------------


CURRENT ASSETS:

Cash                                                                          $  337,637           $  207,692
Accounts Receivable, Less Allowance  for Doubtful
   Accounts of $  16,200 in 1998 and 1997                                        948,992              445,879
Inventories                                                                        2,597                3,304
Prepaid Expenses and Other Current Assets                                         82,814               55,267
Deferred Income Taxes                                                             74,900               90,500
Current Portion of Long-Term                                                      11,928               11,928
Receivable
                                                                           ---------------    -----------------

Total Current Assets                                                           1,458,868              814,570
                                                                           ---------------    -----------------

FIXED ASSETS:

Furniture and Fixtures                                                           131,608              135,505
Machinery and Equipment                                                          440,203              557,188
Leasehold Improvements                                                            29,583               27,258
Other Fixed Assets                                                               142,982              142,982
                                                                           ---------------    -----------------
                                                                                 744,376              862,933


Less accumulated depreciation and amortization                                   649,808              737,093
                                                                           ---------------    -----------------

Total Fixed Assets                                                                94,568              125,840
                                                                           ---------------    -----------------


OTHER ASSETS:

Long-Term Account Receivable                                                      27,832               30,814
Software Development Costs,
   Less Accumulated  Amortization of $ 825,312
   in 1998 and $ 787,791 in 1997                                                 164,394              169,540
Covenants Not to Compete,
   Less Accumulated Amortization of $ 493,912
   in 1998 and $ 493,862 in 1997                                                     133                  183
Deferred Income Taxes                                                            871,401              932,901
Tax Valuation Allowance                                                         (871,401)            (932,901)
Other                                                                             39,299               39,799
                                                                           ---------------    -----------------


Total Other Assets                                                               231,658              240,336
                                                                           ---------------    -----------------


TOTAL ASSETS                                                                $  1,785,094         $  1,180,746
                                                                           ===============    =================

See Notes to Financial Statements


INFORMEDICS, INC.
BALANCE SHEETS



                                                                           January 31,          October 31,
   LIABILITIES AND STOCKHOLDERS' DEFICIT                                       1997                1997
   --------------------------------------------------------------------  -----------------    ----------------


   CURRENT LIABILITIES:

   Accounts Payable and Accrued Expenses:
      Trade Accounts                                                          $  147,756           $  87,917
      Customer Deposits                                                           15,810              22,590
      Accrued Wages, Payroll Taxes and Employee Benefits                          66,836              86,362
      Other Accrued Liabilities                                                    8,457               9,445
   Deferred Revenue                                                            1,554,072           1,192,368
   Current Portion of Deferred Rent                                               14,119              13,033
                                                                         -----------------  -----------------

   Total Current Liabilities                                                   1,807,050           1,411,715

   LONG-TERM OBLIGATIONS:

   Deferred Rent                                                                  13,033              17,378
   Deferred Tax Liability                                                         18,200              16,700
                                                                         -----------------  -----------------

   Total Current Liabilities and Long-Term Obligations                         1,838,283           1,445,793
                                                                         -----------------  -----------------

   STOCKHOLDERS' DEFICIT:

   Preferred Stock, $ .01 Par Value:
      Authorized 5,000,000 Shares;
      No Shares Outstanding                                                          ---                ----
   Common Stock, $.01 Par Value:
      Authorized 15,000,000 Shares;
      Shares Outstanding:  2,674,502 in 1998 and
       2,654,708 in 1997                                                          26,745              26,546
   Capital in Excess of Par Value                                              1,941,176           1,918,042
   Note Receivable from Stockholder                                              (22,000)            (22,000)
   Accumulated Deficit                                                        (1,999,110)         (2,187,635)
                                                                         -----------------   -----------------

   Total Stockholders' Deficit                                                   (53,189)           (265,047)
                                                                         -----------------   -----------------


   TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIT                                                                $  1,785,094        $  1,180,746
                                                                         =================   =================




   See Notes to Financial Statements.




INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS
                                                                          Three Months Ended January 31,

                                                                       -----------------------------------------
                                                                             1998                   1997
                                                                       -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                                          $  188,525            ($  261,844)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
 Depreciation and Amortization                                                   61,017                101,610
 Provision for Write-offs of Accounts Receivable                                    ---                  3,023
 Deferred Income Taxes                                                           17,100
 Gain on Sale of Assets                                                             ---                 (3,567)
 Changes in Assets and Liabilities:
   Accounts Receivable                                                         (503,113)                99,380
   Inventories                                                                      707                  5,407
   Prepaid Expenses and Other Current Assets                                    (27,547)                (2,552)
   Accounts Payable and Accrued Expenses                                         32,545                (40,334)
   Notes Receivable                                                               2,982                  9,499
   Deferred Revenue                                                             361,704                292,095
   Deferred Rent                                                                 (3,259)                (3,258)
                                                                       ------------------     ------------------
Net Cash and Cash Equivalents Provided by
   Operating Activities                                                         130,661                199,459
                                                                       ------------------     ------------------

INVESTING ACTIVITIES:
 Property Additions                                                              (2,325)                (4,815)
 Capitalized Software Development Costs                                         (32,374)               (25,158)
 Other                                                                           10,650                  2,517
                                                                       ------------------     ------------------
 Net Cash Used in Investing Activities                                          (24,049)               (27,456)
                                                                       ------------------     ------------------


FINANCING ACTIVITIES:
 Decrease in Revolving Line of Credit                                               ---               (125,000)
 Proceeds from Issuance of Common Stock                                          23,333                    ---
                                                                       ------------------     ------------------
  Net Cash Provided by (Used In) Financing Activities                             23,333              (125,000)
                                                                       ------------------     ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       129,945                 47,003

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF QUARTER                                                                   207,692                323,217
                                                                       ------------------     ------------------

CASH AND CASH EQUIVALENTS AT END
   OF QUARTER                                                                $  337,637              $ 370,220
                                                                       ==================     ==================


 INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS


                                                                       Three Months Ended January 31,
                                                                 -------------------------------------------
                                                                        1998                    1997
                                                                 -------------------------------------------


Supplemental Disclosures of Cash Flow
 Information:

Cash paid for:
 Interest                                                                   $  832            $     3,835

 Income Taxes Paid (Received)                                                  ---                    ---





















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

         Income Taxes
         ------------
         Income taxes are accounted for using the methodology established by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and aliability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

INFORMEDICS, INC.
NOTES  TO FINANCIAL STATEMENTS


         Software Development Costs
         --------------------------
         Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the three-month periods ended January 31, 1998 and 1997 was $ 37,521 and $ 60,520 respectively.

         Covenants Not to Compete
         ------------------------
         Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for the three-month periods ended January 31, 1998 and 1997 was $50 and $ 3,859, respectively.

         Earnings  Per Share
         -------------------
         Earnings per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents which would arise from the exercise of stock options and warrants. Common stock equivalents are excluded from the calculation of net loss per share for the nine months ended January 31, 1998 and 1997, as they are antidilutive.

         Cash and Cash Equivalents
         -------------------------
         The Company considers cash on hand, deposits in bank and highly liquid debt instruments purchased with original maturity dates of three months or less, as cash.

         Accounting Changes
         ------------------
         In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes an alternative method of accounting that requires recognizing as expense the fair value of employee stock options and other stock-based awards at the grant date. SFAS No. 123 also allows the continuation of the current accounting treatment under which the Company does not recognize compensation expense for the stock options it awards to employees. Since the Company is electing to retain its current method, it is required to present pro forma disclosures in its annual financial statements as if the fair value based method had been applied.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share ("EPS") in the statement of operations and requires additional disclosures regarding the computation of EPS. The new standard is effective for interim statements issued after December 15, 1997. The effect on earnings per share for all periods reported is immaterial.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending October 31, 1999. Reclassification of earlier financial

INFORMEDICS, INC.
NOTES  TO FINANCIAL STATEMENTS


         statements for comparative purposes is required. The impact on the Company's financial statements is not expected to be material.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year ending October 31, 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.


2.       CREDIT AGREEMENTS

               The Company's credit line agreement expired December 31, 1997 and the Company does not plan to pursue a credit line at this time.

INFORMEDICS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements. Those statements involve a number of risks and uncertainties, which could cause actual results to differ materially from the expectation stated, including the following: slower than expected sales of Informedics' products, deterioration of business conditions generally or specifically in the health-care industry, regulatory changes involving health care or medical devices, competitive factors, price pressures and higher than expected turnover in key personnel.

Highlights

On July 29, 1997, the Company signed a letter of intent to merge into Mediware Systems, Inc. ("Mediware") of Melville, NY. The Company announced on December 19, 1997 the signing of an Agreement and Plan of Merger to merge into Mediware in a stock exchange whereby one share of Mediware stock would be exchanged for every 6.3 shares of the Company's stock. The merger is subject to Securities and Exchange Commission review and the approval of the Company's shareholders.

The Company's operating results continued to improve and it realized an after-tax profit of $188,525 in the first quarter of 1998 or an improvement of $450,369 over the same period in 1997. The improvement was primarily the result of cost-cutting measures which were fully realized in the first quarter of 1998. Although the Company's total revenue of $803,770 for the first quarter of 1998 was $41,926 less than the first quarter of 1997, new sales of its main product LifeLine was $108,503 better than the prior year's quarter.

In December 1997, the Company received a request from the Food and Drug Administration ("FDA") for additional information and clarifications regarding its Section 510(k) submission. The FDA requested the Company identify additional safety critical functions, clarify the hardware platform on which its Lifeline product is used, and expand its beta test information. The Company is actively addressing each of these areas and is confident that it will meet the FDA's response date of April 5, 1998.

The Company is currently developing a new software release for the LifeLine product, which addresses the Year 2000 issue, expanded bar code labeling to meet anticipated FDA requirements, and customer-recommended enhancements. The Company has evaluated its anticipated costs associated with this release (expected in late summer 1998), including staffing levels, distribution costs, installation requirements and training. The Company's management believes that it may incur as much as $300,000 in costs associated with this release. The Company will account for these costs in accordance with its normal software accounting policies as discussed in its most recent 10-KSB filing.

In 1997, the Company established a valuation reserve against its deferred income taxes which offset the income tax benefit for the first quarter of 1997. In the third quarter of 1997, this reserve was increased as the Company's management determined that the benefit of the net operating loss carryforwards were not likely to be realized. The Company was able to utilize some of these net operating loss carryforwards in the current quarter to reduce the current tax provision.

Results of Operations - Material Changes

Total product sales of $162,661 for the first quarter 1998 was $12,900 more when compared to the first quarter 1997. The increase was due to increased sales of LifeLine, offset by decreased sales of other products.

Customer service and support revenue decreased $54,826 for the first quarter of 1998, when compared to the same period in 1997. However, 1997 results included one-time programming service revenue associated with LifeLine and ClinicManager product lines. Hardware support revenue decreased 45% in the first quarter of 1998 when compared to first quarter of 1997, but the decline was mostly offset by a new technical support service which is intended to replace the hardware support service revenue. The Company began marketing the new technical support service in the second quarter of 1997.

Hardware sales in the amount of $48,158 and associated cost of products sold in the first quarter of 1998 were comparable to the same period in 1997.

The cost of customer service and support decreased $266,811, while selling and administrative expenses decreased $209,645 in the first quarter of 1998 when compared to the first quarter of 1997. These cost improvements resulted from a reduction in staff and other overhead costs. Management anticipates that these costs will remain relatively stable over the remainder of fiscal 1998.

Liquidity - Capital Resources

The Company's cash position grew from $207,692 on October 31, 1997 to $337,637 on January 31, 1998, as the Company added $130,661 of cash as a result of operating activities, used $24,049 for investing activities, and added $23,333 from financing activities. Based upon the anticipation of continued steady product sales and reduced operating expenses, management believes that the Company's current cash position will be sufficient to fund its operating and investment activities for the remainder of fiscal 1998.

As a result of the operating profit in the first quarter of 1998, the Company experienced an improvement of $248,960 in working capital. The Company had a negative working capital on January 31, 1998 of $348,185, as compared to a negative $597,145 on October 31, 1997. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on January 31, 1998 was $1,205,890, compared to $595,223 on October 31, 1997.

Capital expenditures for property additions were $2,325 in the first quarter of 1998 compared to $4,815 for the first quarter of 1997. Management anticipates that capital expenditures for property additions for the balance of 1998 will remain low.

Capitalized software development costs were $32,374 and $25,158 for the first quarter of 1998 and 1997, respectively. Management anticipates that capitalized software development cost for the remainder of 1998 will accelerate, then stabilize, as the date of the next LifeLine product release approaches in late summer, 1998.

The Company's credit line agreement expired December 31, 1997 and the Company does not plan to pursue a credit line at this time.


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



                                         INFORMEDICS, INC.
                                         (Registrant)


Date March 13, 1998                      By /s/ John Tortorici
-------------------                      ----------------------
                                         John Tortorici, Chairman, President,
                                         Chief Executive Officer and
                                         Chief Financial Officer

                                   FORM 10-QSB

                                  Exhibit Index

Exhibit

         27       Financial Data Schedule