Form 10QSB
period 1998-04-30
INFORMEDICS INC
filed 1998-06-12
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

                  For the transition period from          to
                                                 --------    --------

                         Commission file number 2-86360



                                INFORMEDICS, INC.
         (Exact name of small business issuer as specified in its charter)

          Oregon                                       93-0750571
 (State of incorporation)                  (I.R.S. Employer Identification No.)



        4000 Kruse Way Place, Bldg 3, Suite 300, Lake Oswego, OR  97035
                     (Address of principal executive offices)

                    Issuer's telephone number: (503) 697-3000

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Informedics, Inc. $.01 par value common stock outstanding as of May 31, 1998: 2,674,502.

                                INFORMEDICS, INC.


                         Part I - Financial Information




          The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended April 30, 1998 are not necessarily indicative of results to be expected for the entire year.

INFORMEDICS,  INC.
STATEMENTS OF OPERATIONS

                                             Three Months Ended April 30,                    Six Months Ended April 30,
                                         -----------------------------------------     ---------------------------------------
                                                1998                  1997                    1998                 1997

                                         ------------------    -------------------     -------------------   -----------------
REVENUE:
Product Sales                                   $  46,175             $  274,249             $  208,836           $  424,010
Customer Service and Support                      647,924                640,985              1,289,033            1,336,920
                                         ------------------    -------------------    -------------------    -----------------

Total Revenue                                     694,099                915,234              1,497,869            1,760,930
                                         ------------------    -------------------     ------------------    -----------------

COSTS AND EXPENSES:
Cost of Products Sold                              15,180                 25,450                 52,305               53,661
Cost of Customer Service and Support
                                                  293,169                471,916                527,444              973,002
Selling & Administrative Expenses                 198,386                521,721                473,887            1,006,868
Depreciation & Amortization                        20,379                100,627                 81,396              202,237
                                         ------------------    -------------------     ------------------    -----------------

Total Costs and Expenses                          527,114              1,119,714              1,135,032            2,235,768
                                         ------------------    -------------------     ------------------    -----------------

Operating Profit                                  166,985               (204,480)               362,837             (474,838)
(Loss)
                                         ------------------    -------------------     ------------------    -----------------

OTHER INCOME (EXPENSE):
Interest Expense                                      ---                   (686)                  (832)              (4,521)
Interest Income                                    18,594                 11,019                 21,919               19,699
Other Income                                       17,471                  6,430                 24,751               10,099
                                         ------------------    -------------------     ------------------    -----------------

Total Other Income                                 36,065                 16,763                 45,838               25,277
                                         ------------------    -------------------     ------------------    -----------------

PROFIT (LOSS) BEFORE
  INCOME TAXES                                    203,050               (187,717)               408,675             (449,561)

Income Tax Provision                               24,100                    ---                 41,200                  ---
                                         ------------------    -------------------     ------------------    -----------------

NET PROFIT (LOSS) AFTER
  INCOME                                       $  178,950           $   (187,717)            $  367,475         $   (449,561)
TAXES
                                         ==================    ===================     ==================    =================


BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE                                         $  0.07              $   (0.07)               $  0.14            $   (0.17)
                                         ==================    ===================     ==================    =================



 See Notes to Financial Statements.

INFORMEDICS, INC.
BALANCE SHEETS

                                                                             April 30,            October 31,
ASSETS                                                                         1998                   1997
                                                                           ---------------      ---------------
CURRENT ASSETS:

Cash                                                                          $  868,758           $  207,692
Accounts Receivable, Less Allowance  for Doubtful
   Accounts of $ 16,200 in 1998 and 1997                                         228,960              445,879
Inventories                                                                       14,848                3,304
Prepaid Expenses and Other Current Assets                                         91,376               55,267
Deferred Income Taxes                                                             59,000               90,500
Current Portion of Long-Term                                                      11,928               11,928
Receivable
                                                                           ---------------      ---------------

Total Current Assets                                                           1,274,870              814,570
                                                                           ---------------      ---------------

FIXED ASSETS:

Furniture and Fixtures                                                           114,171              135,505
Machinery and Equipment                                                          439,205              557,188
Leasehold Improvements                                                            29,583               27,258
Other Fixed Assets                                                               144,004              142,982
                                                                           ---------------      ---------------
                                                                                 726,963              862,933


Less accumulated depreciation and amortization                                   650,560              737,093
                                                                           ---------------      ---------------

Total Fixed Assets                                                                76,403              125,840
                                                                           ---------------      ---------------


OTHER ASSETS:

Long-Term Account Receivable                                                      24,850               30,814
Software Development Costs,
   Less Accumulated  Amortization of $ 825,312
   in 1998 and $ 787,791 in 1997                                                 174,864              169,540
Covenants Not to Compete,
   Less Accumulated Amortization of $ 493,962
   in 1998 and $ 493,862 in 1997                                                      83                  183
Deferred Income Taxes                                                            818,301              932,901
Tax Valuation Allowance                                                         (818,301)            (932,901)
Other                                                                             39,299               39,799
                                                                           ---------------      ---------------


Total Other Assets                                                               239,096              240,336
                                                                           ---------------      ---------------


TOTAL ASSETS                                                                $  1,590,369         $  1,180,746
                                                                           ===============      ===============

See Notes to Financial Statements

INFORMEDICS, INC.
BALANCE SHEETS



                                                                            April 30,           October 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              1997                1997
                                                                         -----------------    ----------------

   CURRENT LIABILITIES:

   Accounts Payable and Accrued Expenses:
      Trade Accounts                                                          $   63,729           $  87,917
      Customer Deposits                                                           15,810              22,590
      Accrued Wages, Payroll Taxes and Employee Benefits                          65,960              86,362
      Other Accrued Liabilities                                                   15,090               9,445
   Deferred Revenue                                                            1,253,725           1,192,368
   Current Portion of Deferred Rent                                               10,861              13,033
                                                                         -----------------    ----------------

   Total Current Liabilities                                                   1,425,175           1,411,715

   LONG-TERM OBLIGATIONS:

   Deferred Rent                                                                  13,033              17,378
   Deferred Tax Liability                                                         26,400              16,700
                                                                         -----------------    ----------------

   Total Current Liabilities and Long-Term Obligations                         1,464,608           1,445,793
                                                                         -----------------    ----------------

   STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred Stock, $ .01 Par Value:
      Authorized 5,000,000 Shares;
      No Shares Outstanding                                                          ---                 ---
   Common Stock, $.01 Par Value:
      Authorized 15,000,000 Shares;
      Shares Outstanding:  2,674,502 in 1998 and
       2,654,708 in 1997                                                          26,745              26,546
   Capital in Excess of Par Value                                              1,941,176           1,918,042
   Note Receivable from Stockholder                                              (22,000)            (22,000)
   Accumulated Deficit                                                        (1,820,160)         (2,187,635)
                                                                         -----------------    ----------------


   Total Stockholders' Equity (Deficit)                                          125,761            (265,047)
                                                                         -----------------    ----------------


   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                                       $  1,590,369        $  1,180,746
                                                                         =================   =================




   See Notes to Financial Statements.

INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended April 30,

                                                                       -----------------------------------------
                                                                              1998                   1997
                                                                       -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                                          $  367,475           $   (449,561)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
 Depreciation and Amortization                                                   86,254                202,237
 Provision for Write-offs of Accounts Receivable                                    ---                 32,561
 Deferred Income Taxes                                                           41,200                    ---
 Gain on Sale of Assets                                                             ---                 (8,917)
 Changes in Assets and Liabilities:
   Accounts Receivable                                                          216,919                162,308
   Inventories                                                                  (11,544)                 8,957
   Prepaid Expenses and Other Current Assets                                    (36,109)                 4,814
   Accounts Payable and Accrued Expenses                                        (45,725)               (37,701)
   Notes Receivable                                                               5,964                 24,023
   Deferred Revenue                                                              61,357                 14,850
   Deferred Rent                                                                 (6,517)                (6,517)
                                                                       ------------------     ------------------
Net Cash and Cash Equivalents Provided by
   (Used in) Operating Activities                                               679,274                (52,946)
                                                                       ------------------     ------------------

INVESTING ACTIVITIES:
 Property Additions                                                              (6,830)               (23,238)
 Capitalized Software Development Costs                                         (42,844)               (57,823)
 Other                                                                            8,133                  1,942
                                                                       ------------------     ------------------
 Net Cash Used in Investing Activities                                          (41,541)               (79,119)
                                                                       ------------------     ------------------


FINANCING ACTIVITIES:
 Decrease in Revolving Line of Credit                                               ---                (25,000)
 Proceeds from Issuance of Common Stock                                          23,333                    ---
                                                                       ------------------     ------------------

 Net Cash Provided by (Used In) Financing Activities                             23,333                (25,000)
                                                                       ------------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                  661,066               (157,065)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                    207,692                323,217
                                                                       ------------------     ------------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                 $  868,758              $ 166,152
                                                                       ==================     ==================

 INFORMEDICS, INC.
STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended April 30,
                                                                   -----------------------------------------
                                                                            1998                  1997
                                                                   -----------------------------------------

Supplemental Disclosures of Cash Flow
 Information:

Cash paid for:
 Interest                                                                 $  832            $  4,521























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

INFORMEDICS, INC.
NOTES  TO FINANCIAL STATEMENTS


     Software Development Costs
     --------------------------

     Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the six-month periods ended April 30, 1998 and 1997 was $ 37,521 and $ 121,040 respectively.

     Covenants Not to Compete
     ------------------------

     Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for the six-month periods ended April 30, 1998 and 1997 was $ 100 and $ 7,718, respectively.

     Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share ("EPS) to entities having publicly held common stock and potential common stock. SFAS No. 128 replaces the presentation of primary EPS with the dual presentation of a basic EPS and diluted EPS on the Company's statements of operations. The Company computes basic EPS by dividing net income by the weighted-average number of common shares outstanding and diluted EPS by dividing net income by the sum of the weighted-average number of common shares outstanding and the dilutive effect of stock options and warrants outstanding as if such options were exercised or converted into common shares. The Company's computation of diluted EPS is essentially the same as the computation of primary EPS, which was presented prior to the adoption of SFAS No. 128.

     There were no adjustments to net income in computing diluted earnings per share for the periods ended April 30, 1998 and 1997. The Company uses the treasury stock method to compute the number of shares used in the diluted EPS calculation and, as such, in 1997, no shares are included for outstanding stock options as they would be antidilutive. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS for the periods ended April 30, 1998 and 1997 is as follows:

                                         Three Months Ended April 30,       Six Months Ended April 30,
                                         ------------------------------    ------------------------------
                                             1998             1997              1998            1997
                                         -------------    -------------    ------------    --------------

     Weighted-average shares
     outstanding, used in computing
     basic EPS                               2,674,502        2,650,307       2,674,502        2,650,307

     Effect of dilutive stock                   19,900                           19,900
     options                             -------------    -------------    ------------    -------------

     Weighted-average  shares
     outstanding and the effect of
     dilutive stock options used in
     computing diluted EPS                   2,694,402        2,650,307       2,694,402        2,650,307
                                         =============    =============    ============    =============


INFORMEDICS, INC.
NOTES  TO FINANCIAL STATEMENTS


     Cash and Cash Equivalents
     -------------------------

     The Company considers cash on hand, deposits in bank and highly liquid debt instruments purchased with original maturity dates of six months or less, as cash.

     Accounting Changes
     ------------------

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes an alternative method of accounting that requires recognizing as expense the fair value of employee stock options and other stock-based awards at the grant date. SFAS No. 123 also allows the continuation of the current accounting treatment under which the Company does not recognize compensation expense for the stock options it awards to employees. Since the Company is electing to retain its current method, it is required to present pro forma disclosures in its annual financial statements as if the fair value based method had been applied.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending October 31, 1999. Reclassification of earlier financial statements for comparative purposes is required. The impact on the Company's financial statements is not material.

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


2.   CREDIT AGREEMENTS

     The Company has no credit line with a bank at this time.

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

Highlights

On July 29, 1997, the Company signed a letter of intent to merge into a subsidiary of Mediware Systems, Inc. ("Mediware") of Melville, NY. The Company announced on December 19, 1997 the signing of an Agreement and Plan of Merger to merge into the Mediware subsidiary in a stock exchange whereby one share of Mediware stock would be exchanged for every 6.3 shares of the Company's stock. The merger is subject to Securities and Exchange Commission review and the approval of the Company's shareholders.

The Company continued improved operating results for the second quarter and the first six months of fiscal 1998 when compared to the same periods in 1997. The Company recorded a pre-tax profit of $203,050 for the second quarter of 1998 compared to a second quarter loss of $187,717 in 1997 and a pre-tax profit of $408,675 for the first six months of 1998 compared to a loss of $449,564 for the same period in 1997. The improvement was primarily the result of cost-cutting measures fully realized in fiscal 1998 offset in part by reduced new system sales.

In December 1997, the Company received a request from the Food and Drug Administration ("FDA") for additional information and clarifications regarding its Section 510(k) submission for its LifeLine product. The FDA requested the Company identify additional safety critical functions, clarify the hardware platform on which its LifeLine product is used, and expand its beta test information. Management believes that it adequately responded to the FDA's request on March 26, 1998. If the response contains insufficient information, the Company's ability to market the LifeLine product may be adversely affected.

The Company is currently developing a new software release for the LifeLine product, which addresses the Year 2000 issue, expanded bar code labeling to meet anticipated FDA requirements, and customer-recommended functional improvements. The Company has evaluated its anticipated costs associated with this release
(expected in the fourth quarter of fiscal 1998), including staffing levels, distribution costs, installation requirements and training. The Company's management believes that it may incur as much as $300,000 in costs associated with this release and other Year 2000 issues.

In 1997, the Company established a valuation reserve against its deferred income taxes which offset the income tax benefit for the first two quarters of 1997. In the third quarter of 1997, this reserve was increased as the Company's management determined that the benefit of the net operating loss carryforwards was not likely to be realized. The Company was able to utilize some of these net operating loss carryforwards in the second quarter of 1998 to reduce the current tax provision.

Results of Operations - Material Changes

New system product sales were $228,074 lower in second quarter and $215,174 lower for the first six months of 1998 when compared to the same periods in 1997. The decrease for the six months was due to fewer sales in all product lines, including IntraMed.net - $57,000; StarPath - $29,765; and LifeLine - $11,580. Discontinued products Entree' and ClinicManager accounted for the remaining product sales shortfall of $116,829.

Customer service and support revenue was $6,939 higher in second quarter and $47,887 lower for the first six months of 1998, when compared to the same periods in 1997. The 1997 results included one-time programming service revenue associated with LifeLine and ClinicManager product lines. Hardware support revenue decreased 33% in the first six months of 1998 when compared to the first six months of 1997, but the decline was more than offset by a new technical support service which was intended to replace the hardware support service revenue. The Company began marketing the new technical support service in the second quarter of 1997.

Hardware sales decreased $15,238 and $9,202 for the second quarter and the first six months of 1998, respectively, as compared to the same periods in 1997. The cost of products sold in the second quarter was $10,270 lower and $1,356 lower in the first six months of 1998 when compared to the same periods in 1997.

The cost of customer service and support decreased $178,747 and $445,558 for the second quarter and the first six months of 1998, respectively, as compared to the same periods in 1997. Likewise, selling and administrative expenses decreased in 1998 when compared to the same periods in 1997. These costs were lower by $323,335 for the second quarter and $532,981 in the first six months of 1998. The cost improvements resulted from a reduction in staff and other overhead costs. Management anticipates that these costs will remain relatively stable over the remainder of fiscal 1998.


Liquidity - Capital Resources

The Company's cash position grew from $207,692 on October 31, 1997 to $868,758 on April 30, 1998, as the Company added $679,274 of cash as a result of operating activities, used $41,541 for investing activities, and added $23,333 from financing activities. Based upon the anticipation of continued steady product sales and reduced operating expenses, management believes that the Company's current cash position will be sufficient to fund its operating and investment activities for the remainder of fiscal 1998.

As a result of the operating profit in the first six months of 1998, the Company experienced an improvement of $446,840 in working capital. The Company had a negative working capital of $150,305 on April 30, 1998 as compared to a negative $597,145 on October 31, 1997. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on April 30, 1998 was $1,103,420, compared to $595,223 on October 31, 1997.

Capital expenditures for property additions were $6,830 in the first six months of 1998 compared to $23,238 in the first six months of 1997. Management anticipates that capital expenditures for property additions for the balance of 1998 will remain low.

Capitalized  software  development  costs were $42,844 and $57,823 for the first
six  months  of  1998  and  1997,  respectively.   Management  anticipates  that
capitalized software development costs for the remainder of 1998 will remain low.

The Company has no credit line with a bank at this time.

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



                                        INFORMEDICS, INC.
                                        (Registrant)


Date  June 12, 1998                     By  /s/ John Tortorici
      --------------                       -------------------------
                                            John Tortorici, Chairman, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                 FORM 10-QSB

                                Exhibit Index

Exhibit
-------

         27    Financial Data Schedule