Form 10QSB/A
period 1998-04-30
INFORMEDICS INC
filed 1998-06-18
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A


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
                                                                           ===============      ===============

See Notes to Financial Statements

INFORMEDICS, INC.
BALANCE SHEETS



                                                                            April 30,           October 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              1998                1997
                                                                         -----------------    ----------------

   CURRENT LIABILITIES:

   Accounts Payable and Accrued Expenses:
      Trade Accounts                                                          $   63,729           $  87,917
      Customer Deposits                                                           15,810              22,590
      Accrued Wages, Payroll Taxes and Employee Benefits                          65,960              86,362
      Other Accrued Liabilities                                                   15,090               9,445
   Deferred Revenue                                                            1,253,725           1,192,368
   Current Portion of Deferred Rent                                               10,861              13,033
                                                                         -----------------    ----------------

   Total Current Liabilities                                                   1,425,175           1,411,715

   LONG-TERM OBLIGATIONS:

   Deferred Rent                                                                  13,033              17,378
   Deferred Tax Liability                                                         26,400              16,700
                                                                         -----------------    ----------------

   Total Current Liabilities and Long-Term Obligations                         1,464,608           1,445,793
                                                                         -----------------    ----------------

   STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred Stock, $ .01 Par Value:
      Authorized 5,000,000 Shares;
      No Shares Outstanding                                                          ---                 ---
   Common Stock, $.01 Par Value:
      Authorized 15,000,000 Shares;
      Shares Outstanding:  2,674,502 in 1998 and
       2,654,708 in 1997                                                          26,745              26,546
   Capital in Excess of Par Value                                              1,941,176           1,918,042
   Note Receivable from Stockholder                                              (22,000)            (22,000)
   Accumulated Deficit                                                        (1,820,160)         (2,187,635)
                                                                         -----------------    ----------------


   Total Stockholders' Equity (Deficit)                                          125,761            (265,047)
                                                                         -----------------    ----------------


   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                                       $  1,590,369        $  1,180,746
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

     Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share ("EPS) to entities having publicly held common stock and potential common stock. SFAS No. 128 replaces the presentation of primary EPS with the dual presentation of a basic EPS and diluted EPS on the Company's statements of operations. The Company computes basic EPS by dividing net income by the weighted-average number of common shares outstanding and diluted EPS by dividing net income by the sum of the weighted-average number of common shares outstanding and the dilutive effect of stock options outstanding as if such options were exercised or converted into common shares. The Company's computation of diluted EPS is essentially the same as the computation of primary EPS, which was presented prior to the adoption of SFAS No. 128.

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


Date  June 17, 1998                     By  /s/ John Tortorici
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