Form 10-Q
period 1998-07-31
INFORMEDICS INC
filed 1998-09-16
CIK 727164

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended July 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

            For the transition period from              to
                                          --------------   ------------------

                         Commission file number 2-86360



                                INFORMEDICS, INC.
        (Exact name of small business issuer as specified in its charter)

                  Oregon                                 93-0750571
          (State of incorporation)         (I.R.S. Employer Identification No.)



             4000 Kruse Way Place, Bldg 3, Suite 300, Lake Oswego, OR 97035
                        (Address  of  principal  executive offices)

                    Issuer's telephone number: (503) 697-3000

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Informedics, Inc. $.01 par value common stock outstanding as of August 31, 1998: 2,674,510.

                                INFORMEDICS, INC.


                         Part I - Financial Information




         The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended July 31, 1998 are not necessarily indicative of results to be expected for the entire year.


     INFORMEDICS, INC.
     STATEMENTS OF OPERATIONS

                                               Three Months Ended July 31,                   Nine Months Ended
July 31,
                                        ------------------------------------------    ----------------------------------------
                                               1998                     1997                 1998                    1997

                                        -------------------   --------------------    --------------------  ------------------

REVENUE:
Product Sales                                    $  43,659              $  99,707             $  252,495           $  523,717
Customer Service and Support                       601,079                622,438              1,890,111            1,959,358
                                        -------------------   --------------------   --------------------   ------------------

Total Revenue                                      644,738                722,145              2,142,606            2,483,075
                                        -------------------   --------------------    -------------------   ------------------

COSTS AND EXPENSES:
Cost of Products Sold                               29,628                 44,644                 81,932               98,305
Cost of Customer Service and Support
                                                   281,191                447,932                808,635            1,420,933
Selling & Administrative Expenses                  212,719                434,087                686,606            1,440,995
Depreciation & Amortization                         17,180                 99,095                 98,576              301,292
                                        -------------------   --------------------    -------------------   ------------------

Total Costs and Expenses                           540,718              1,025,758              1,675,749            3,261,525
                                        -------------------   --------------------    -------------------   ------------------

Operating Profit                                   104,020               (303,613)               466,857             (778,450)
(Loss)
                                        -------------------   --------------------    -------------------   ------------------

OTHER INCOME (EXPENSE):
Interest Expense                                       ---                   (237)                  (831)              (4,759)
Interest Income                                      7,751                  7,219                 29,670               26,918
Other Income                                             1                169,777                 24,752              179,876
                                        -------------------   --------------------    -------------------   ------------------

Total Other Income                                   7,752                176,759                 53,591              202,035
                                        -------------------   --------------------    -------------------   ------------------

PROFIT (LOSS) BEFORE
  INCOME TAXES                                     111,772               (126,854)               520,448             (576,415)

Income Tax Provision                                24,200                    ---                 65,400              688,025
                                        -------------------   --------------------    -------------------   ------------------

NET PROFIT (LOSS) AFTER
  INCOME                                         $  87,572           $   (814,879)             $ 455,048       $   (1,264,440)
TAXES
                                        ===================   ====================    ===================   ==================


BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE                                          $  0.03              $   (0.31)                $ 0.17             $  (0.48)
                                        ===================   ====================    ===================   ==================





See Notes to Financial Statements.


INFORMEDICS, INC.
BALANCE SHEETS

                                                                             July 31,           October 31,
ASSETS                                                                         1998                 1997
                                                                          ----------------   -----------------

CURRENT ASSETS:

Cash                                                                           $  861,874           $  207,692
Accounts Receivable, Less Allowance  for Doubtful
   Accounts of $ 16,200 in 1998 and 1997                                          360,925              445,879
Inventories                                                                        16,186                3,304
Prepaid Expenses and Other Current Assets                                         108,683               55,267
Deferred Income Taxes                                                              43,200               90,500
Current Portion of Long-Term                                                       11,928               11,928
Receivable
                                                                          ----------------   ------------------

Total Current Assets                                                            1,402,796              814,570
                                                                          ----------------   ------------------

FIXED ASSETS:

Furniture and Fixtures                                                            114,171              135,505
Machinery and Equipment                                                           440,541              557,188
Leasehold Improvements                                                             29,583               27,258
Other Fixed Assets                                                                154,790              142,982
                                                                          ----------------   ------------------
                                                                                  739,085              862,933


Less Accumulated Depreciation and Amortization                                    667,690              737,093
                                                                          ----------------   ------------------

Total Fixed Assets                                                                 71,395              125,840
                                                                          ----------------   ------------------


OTHER ASSETS:

Long-Term Account Receivable                                                       21,868               30,814
Software Development Costs,
   Less Accumulated  Amortization of $ 825,312
   in 1998 and $ 787,791 in 1997                                                  183,108              169,540
Covenants Not to Compete,
   Less Accumulated Amortization of $ 494,012
   in 1998 and $ 493,862 in 1997                                                       33                  183
Deferred Income Taxes                                                             800,801              932,901
Tax Valuation Allowance                                                          (800,801)            (932,901)
Other                                                                              39,399               39,799
                                                                          ----------------   ------------------

Total Other Assets                                                                244,408              240,336
                                                                          ----------------   ------------------


TOTAL ASSETS                                                                 $  1,718,599         $  1,180,746
                                                                          ================   ==================

See Notes to Financial Statements



INFORMEDICS, INC.
BALANCE SHEETS



                                                                            July 31,           October 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              1998                 1997
                                                                        ------------------   -----------------


  CURRENT LIABILITIES:

  Accounts Payable and Accrued Expenses:
     Trade Accounts                                                            $   71,243           $  87,917
     Customer Deposits                                                             15,810              22,590
     Accrued Wages, Payroll Taxes and Employee Benefits                            60,054              86,362
     Other Accrued Liabilities                                                     15,391               9,445
  Deferred Revenue                                                              1,287,332           1,192,368
   Current Portion of Deferred Rent                                                 7,602              13,033
                                                                        ------------------  ------------------

  Total Current Liabilities                                                     1,457,432           1,411,715

  LONG-TERM OBLIGATIONS:

  Deferred Rent                                                                    13,033              17,378
  Deferred Tax Liability                                                           34,800              16,700
                                                                        ------------------  ------------------

  Total Current Liabilities and Long-Term Obligations                           1,505,265           1,445,793
                                                                        ------------------  ------------------

  STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred Stock, $ .01 Par Value:
     Authorized 5,000,000 Shares;
     No Shares Outstanding                                                            ---                 ---
  Common Stock, $.01 Par Value:
     Authorized 15,000,000 Shares;
     Shares Outstanding:  2,674,510 in 1998 and
      2,654,708 in 1997                                                            26,745              26,546
  Capital in Excess of Par Value                                                1,941,176           1,918,042
  Note Receivable from Stockholder                                                (22,000)            (22,000)
  Accumulated Deficit                                                          (1,732,587)         (2,187,635)
                                                                        ------------------  ------------------


  Total Stockholders' Equity (Deficit)                                            213,334            (265,047)
                                                                        ------------------  ------------------


  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                         $  1,718,599        $  1,180,746
                                                                        ==================  ==================



  See Notes to Financial Statements.


INFORMEDICS, INC.

STATEMENTS OF CASH FLOWS
                                                                                Nine Months Ended July 31,

                                                                      ------------------------------------------
                                                                              1998                   1997
                                                                      ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                                           $  455,048         $    (1,264,450)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH AND CASH EQUIVALENTS PROVIDED BY OPERATING
ACTIVITIES:
 Depreciation and Amortization                                                   103,434                301,292
 Provision for Write-offs of Accounts Receivable                                     ---                 (5,712)
 Deferred Income Taxes                                                            65,400                606,813
 Gain on Sale of Assets                                                              ---               (106,990)
  Changes in Assets and Liabilities:
   Accounts Receivable                                                            84,954                309,700
   Income Taxes Receivable                                                                               81,212
   Inventories                                                                   (12,882)                 3,812
   Prepaid Expenses and Other Current Assets                                     (53,416)                (9,208)
   Accounts Payable and Accrued Expenses                                         (43,816)               (68,740)
   Notes Receivable                                                                8,946                359,197
   Deferred Revenue                                                               94,964                (21,900)
   Deferred Rent                                                                  (9,776)                (9,775)
                                                                      -------------------    -------------------
Net Cash and Cash Equivalents Provided by
   Operating Activities                                                          692,856                175,251
                                                                      -------------------    -------------------

INVESTING ACTIVITIES:
 Property Additions                                                              (18,952)               (40,019)
 Capitalized Software Development Costs                                          (51,088)               (86,884)
 Other                                                                             8,033                 12,589
                                                                      -------------------    -------------------
 Net Cash Used in Investing Activities                                           (62,007)              (114,314)
                                                                      -------------------    -------------------


FINANCING ACTIVITIES:
 Decrease in Revolving Line of Credit                                                ---               (125,000)
 Proceeds from Issuance of Common Stock                                           23,333                    ---
                                                                      -------------------    -------------------

 Net Cash Provided by (Used In) Financing Activities                              23,333               (125,000)
                                                                      -------------------    -------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                   654,182                (64,063)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                     207,692                323,217
                                                                      -------------------    -------------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                  $  861,874              $ 259,154
                                                                      ===================    ===================


INFORMEDICS, INC.

STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended July 31,
                                                                --------------------------------------------
                                                                          1998                 1997
                                                                --------------------------------------------


Supplemental Disclosures of Cash Flow
 Information:

Cash paid for:
 Interest                                                                 $     832            $     4,759























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

INFORMEDICS, INC.

NOTES  TO FINANCIAL STATEMENTS


         Software Development Costs
         --------------------------

Certain software development costs are being capitalized and amortized over the estimated economic life of the software, on a straight-line method, commencing when each product or enhancement is available for general release. Amortization using the straight-line method for the nine-month periods ended July 31, 1998 and 1997 was $ 37,521 and $ 121,040, respectively.

         Covenants Not to Compete
         ------------------------

Covenants not to compete are stated at the estimated value of the consideration given for the covenants (including the present value of any future payments to be made under each agreement), less accumulated amortization. The costs of the covenants are being amortized over four or seven years, using the straight-line method. Amortization for the nine-month periods ended July 31, 1998 and 1997 was $ 150 and $ 7,718, respectively.

         Earnings  Per Share
         -------------------

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

         There were no adjustments to net income in computing diluted earnings per share for the periods ended July 31, 1998 and 1997. The Company uses the treasury stock method to compute the number of shares used in the diluted EPS calculation and, as such, in 1997 no shares are included for outstanding stock options as they would be anitdilutive. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS for the periods ended July 31, 1998 and 1997 is as follows:

                                         Three Months Ended July 31,      Nine Months Ended July 31,
                                       --------------------------------  -----------------------------
                                            1998             1997            1998            1997
                                       ---------------  ---------------  -------------   -------------
        Weighted-average shares
        outstanding, used in computing
        basic EPS                           2,671,638        2,650,307      2,671,638       2,650,307

        Effect of dilutive stock               28,258                          28,258
        options
                                       ---------------  ---------------  -------------   -------------

        Weighted-average  shares
        outstanding and the effect of
        dilutive stock options used in
        computing diluted EPS               2,699,896        2,650,307      2,699,896    2,650,307
                                       ===============  ===============  =============   =============

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


3.       PENDING MERGER

On July 29, 1997, the Company signed a letter of intent to merge into a subsidiary of Mediware Systems, Inc. ("Mediware") of Melville, NY. The Company announced on December 19, 1997 the signing of an Agreement and Plan of Merger to merge into the Mediware subsidiary in a stock exchange whereby one share of Mediware stock would be exchanged for every 6.3 shares of the Company's stock. The merger is subject to the approval of the Company's shareholders which is scheduled for September 23, 1998.

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

Highlights

On July 29, 1997, the Company signed a letter of intent to merge into a subsidiary of Mediware Systems, Inc. ("Mediware") of Melville, NY. The Company announced on December 19, 1997 the signing of an Agreement and Plan of Merger to merge into the Mediware subsidiary in a stock exchange whereby one share of Mediware stock would be exchanged for every 6.3 shares of the Company's stock. The merger is subject to the approval of the Company's shareholders which is scheduled for September 23, 1998.

The Company continued improved operating results for the third quarter and the first nine months of fiscal 1998 when compared to the same periods in 1997. The Company recorded a pre-tax profit of $111,772 for the third quarter of 1998 compared to a third quarter loss of $126,854 in 1997 and a pre-tax profit of $520,448 for the first nine months of 1998 compared to a loss of $576,415 for the same period in 1997. The improvement was primarily the result of cost-cutting measures fully realized in fiscal 1998 offset in part by reduced new system sales.

On July 1, 1998, the Company received 510(k) clearance from the Food and Drug Administration ("FDA") to market its LifeLine blood bank data management system, release 4.2. By receipt of the 510(k) clearance, the Company demonstrated that its LifeLine product meets the safety and efficacy requirements of the FDA. The 510(k) clearance is a major regulatory achievement for the Company.

The Company is currently developing new software releases for the LifeLine and StarPath products, which address the Year 2000 issue, expanded bar code labeling to meet anticipated FDA requirements, and customer-recommended functional improvements. The Company has evaluated its anticipated costs associated with these releases (expected in the fourth quarter of fiscal 1998 and the second quarter of fiscal 1999, respectively), including staffing levels, distribution costs, installation requirements and training. The Company's management believes that it may incur as much as $300,000, including amounts spent to date, in costs associated with these releases and other Year 2000 issues.

In 1997, the Company established a valuation reserve against its deferred income taxes, which offset the income tax benefit for the first two quarters of 1997. In the third quarter of 1997, this reserve was increased as the Company's management determined that the benefit of the net operating loss carryforwards was not likely to be realized. The Company was able to utilize some of this net operating loss carryforwards in the third quarter of 1998 to reduce the current tax provision.

Results of Operations - Material Changes

New system product sales were $56,048 lower in third quarter and $271,222 lower for the first nine months of 1998 when compared to the same periods in 1997. The decrease for the nine months was due to fewer sales in all product lines, including IntraMed.net - $13,000; StarPath - $29,765; and LifeLine - $123,785. Discontinued products Entree' and ClinicManager accounted for the remaining product sales shortfall of $104,672.

Customer service and support revenue was $21,359 lower in third quarter and $69,247 lower for the first nine months of 1998, when compared to the same periods in 1997. The 1997 results included one-time programming service revenue associated with LifeLine and ClinicManager product lines. Hardware support revenue decreased 40% in the first nine months of 1998 when compared to the first nine months of 1997, but the decline was more than offset by a new technical support service which was intended to replace the hardware support service revenue. The Company began marketing the new technical support service in the third quarter of 1997.

Hardware sales decreased $23,238 and $32,440 for the third quarter and the first nine months of 1998, respectively, as compared to the same periods in 1997. The cost of products sold in the third quarter was $15,016 lower and $16,373 lower in the first nine months of 1998 when compared to the same periods in 1997.

The cost of customer service and support decreased $166,741 and $612,298 for the third quarter and the first nine months of 1998, respectively, as compared to the same periods in 1997. Likewise, selling and administrative expenses decreased in 1998 when compared to the same periods in 1997. These costs were lower by $221,368 for the third quarter and $754,389 in the first nine months of 1998. The cost improvements resulted from a reduction in staff and other overhead costs. Management anticipates that these costs will remain relatively stable over the remainder of fiscal 1998.


Liquidity - Capital Resources

The Company's cash position grew from $207,692 on October 31, 1997 to $861,874 on July 31, 1998, as the Company added $692,856 of cash as a result of operating activities, used $62,007 for investing activities, and added $23,333 from financing activities. Based upon the anticipation of continued steady product sales and reduced operating expenses, management believes that the Company's current cash position will be sufficient to fund its operating and investment activities for the remainder of fiscal 1998.

As a result of the operating profit in the first nine months of 1998, the Company experienced an improvement of $542,509 in working capital. The Company had a negative working capital of $54,636 on July 31, 1998 as compared to a negative $597,145 on October 31, 1997. Excluding the deferred revenue liability, which is a liability for future services, the Company's working capital on July 31, 1998 was $1,232,696 compared to $595,223 on October 31, 1997.

Capital expenditures for property additions were $18,952 in the first nine months of 1998 compared to $40,019 in the first nine months of 1997. Management anticipates that capital expenditures for property additions for the balance of 1998 will remain low.

Capitalized software development costs were $51,088 and $86,884 for the first nine months of 1998 and 1997, respectively. Management anticipates that capitalized software development costs for the remainder of 1998 will remain low.

The Company has no credit line with a bank at this time.


Year 2000 Compliance

The Year 2000 problem is the result of computer programs that rely on two-digit date codes, instead of four-digit date codes, to indicate the year. Such computer programs, which are unable to interpret the date code "00" as the year 2000, may not be able to perform computations and decision-making functions and could cause computer systems to malfunction. Informedics has developed a multi-phase program for Year 2000 information systems compliance that consists of (i) assessment, remediation and testing of Informedics' software products to make them Year 2000 compliant, (ii) assessment of the corporate systems and operations of Informedics that could be affected by the Year 2000 problem, (ii) remediation of non-compliant systems and components, and (iv) testing of systems and components following remediation. Informedics has focused its Year 2000 review on three areas: (A) Informedics' products, (B) information technology
(IT) system applications, (C) non-IT systems, including telephone and voice mail systems, and (D) relationships with third parties.

Informedics has determined that certain portions of its LifeLine blood bank software and StarPath pathology data management system software do not currently meet the conditions for date protocol compliance in the Year 2000. Informedics is currently testing a new version of the LifeLine product which Informedics expects will meet FDA and industry standards for Year 2000 compliance. Informedics will begin developing a new version of the StarPath product during the first quarter of 1999. Informedics expects to release the new versions of the LifeLine and StarPath products in the fall of 1998 and spring of 1999, respectively. All other current Informedics' software products are Year 2000 compliant. However, prior versions of Informedics' products were not Year 2000 compliant. Informedics' customers who have support agreements with Informedics will receive free updated Year 2000 compliant software. During the fourth quarter of 1998 and the first quarter of 1999, Informedics plans to contact all customers of unsupported versions of its products to inform them of the Year 2000 issue.

Informedics has conducted an initial assessment of the Year 2000 problem on its IT systems. Informedics believes that its enterprise-wide software system is Year 2000 compliant. Such belief is based significantly on discussions with and representations by the vendor of such software. Informedics has been, and will continue to be, in contact with such vendor in order to obtain any additional revisions or upgrades issued by the vendor to ensure that such enterprise-wide software remains Year 2000 compliant. Informedics also is taking an independent inventory of and assessing all informational systems that could be affected by the Year 2000 problem. Remediation of non-compliant systems is being conducted as the assessment phase nears completion. Informedics expects to complete these phases during the third quarter of 1998.

Informedics also is in the process of conducting an initial assessment of the Year 2000 problem on its non-IT systems, including telephone and voice mail systems. Informedics expects to complete its initial assessment of such areas during the fourth quarter of 1998. Following such initial assessment, Informedics will undertake Year 2000 remediation and testing of these applications. Informedics cannot determine, at this time, the number or type of non-IT systems that will require remediation; however, Informedics does not expect this area to pose material Year 2000 problems.

Finally, Informedics is examining its relationships with third parties, including suppliers of hardware, network operating systems and utility programs, whose Year 2000 compliance could have material effect on Informedics. Informedics considers these third party suppliers to pose the greatest Year 2000 risk to Informedics because their failure to become Year 2000 compliant could result in Informedics' inability to obtain components in a timely manner, delays or cancellations of customer orders or delay in payments by customers for products shipped. In addition, conversions by third parties to become Year 2000 compliant might not be compatible with Informedics' systems. Any or all of these events could have a material adverse effect on Informedics' business, financial condition and results of operations.

Informedics has requested information from all of its significant vendors with respect to Year 2000 compliance status. Informedics has received assurance that all such suppliers are offering Year 2000 compliant products. Informedics is in the process of testing all such products with its new release of the LifeLine product.

Because of the assurances obtained and testing that is underway, Informedics has not yet developed a contingency plan to address the effects of the failure of Informedics or any of its principal suppliers to become Year 2000 compliant, nor does Informedics have a timetable for preparing such a plan. In what Informedics believes to be the most likely worst case scenario, Informedics would change hardware and operating system suppliers to Year 2000 compliant manufacturers.

Informedics' management estimates that Informedics may incur costs of as much as $300,000 associated with the releases of the new versions of the LifeLine and StarPath products. However, there can be no assurance that actual costs will not exceed management's expectations, that the new versions of software for the LifeLine and StarPath products will timely resolve Informedics' Year 2000 compliance issues, or that the financial condition or results of operations of Informedics will not be substantially adversely affected. Informedics' current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failures to become Year 2000 compliant on a timely basis.

The foregoing beliefs and expectations are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are based in large part on certain statements and representations made by persons outside Informedics, any of which statements or representations ultimately could prove to be inaccurate.

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



                                   INFORMEDICS, INC.
                                   (Registrant)


Date:  September 15, 1998       By /s/ John Tortorici
       ------------------          ------------------------------------
                                   John Tortorici, Chairman, President,
                                   Chief Executive Officer and
                                   Chief Financial Officer

                                   FORM 10-QSB

                                  Exhibit Index

Exhibit

27       Financial Data Schedule